Form 10-Q
period 2000-06-30
EARTHWATCH INC
filed 2000-08-22
CIK 1014852

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                        Commission file number 333-39202

                                ----------------


                             EarthWatch Incorporated
             (Exact Name of Registrant as Specified in Its Charter)



               Delaware                                31-1420852
   (State or other jurisdiction of          (I.R.S. Employer Identification
    incorporation or organization)                      Number)


                             EarthWatch Incorporated
                                 1900 Pike Road
                            Longmont, Colorado 80501
          (Address of principal executive offices, including zip code)


                                 (303) 682-3800
              (Registrant's telephone number, including area code)


                                   -----------


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [_]    No [X]

         As of June 30, 2000, there were outstanding 169,986 shares of the registrant's common stock, par value $.001 per share.

================================================================================

                                      INDEX

Part I--Financial Information
     Item 1. Financial statements
                 Consolidated balance sheet                                  1
                 Consolidated statement of operations                        2
                 Consolidated statement of cash flows                        3
                 Consolidated statement of stockholders' equity (deficit)    4
                 Notes to consolidated financial statements                  5

     Item 2. Management's discussion and analysis of financial
             condition and results of operations                             7

     Item 3. Quantitative and qualitative disclosures about market risk     11

Part II--Other Information
     Item 2. Changes in Securities and Use of Proceeds                      12

     Item 6. Exhibits and Reports on Form 8-K                               12

             Signatures                                                     13

                                     Part I
                              Financial Information
Item 1.  Financial Statements

                             EarthWatch Incorporated
                          (A Development Stage Company)

                           Consolidated Balance Sheet

--------------------------------------------------------------------------------

                                                                                        December 31,         June 30,
                                                                                            1999               2000
                                                                                        -------------     -------------
                                     Assets
Current assets:
      Cash and cash equivalents                                                         $  82,193,314     $  45,690,358
      Accounts receivable, net of allowance of $90,646 and $35,004 at
          December 31, 1999 and June 30, 2000, respectively                                   768,029           309,830
      Investment securities                                                                 3,026,480                --
      Investment securities - restricted                                                   28,374,848        29,121,327
      Other assets                                                                            968,769           204,309
                                                                                        -------------     -------------
           Total current assets                                                           115,331,440        75,325,824
                                                                                        -------------     -------------
Property, plant, and equipment:
      Construction in progress                                                            143,716,962       181,168,137
      Computer equipment and software                                                      12,275,986        14,954,281
      Machinery and equipment                                                               5,665,918         5,792,903
      Furniture and fixtures                                                                1,113,073         1,264,488
                                                                                        -------------     -------------
          Total property, plant, and equipment                                            162,771,939       203,179,809
      Accumulated depreciation                                                            (12,031,861)      (13,859,345)
                                                                                        -------------     -------------
          Property, plant, and equipment, net                                             150,740,078       189,320,464
                                                                                        -------------     -------------

Debt issuance costs, net                                                                    5,069,065         4,711,309
Other assets                                                                                  328,537           312,682
                                                                                        -------------     -------------

          Total assets                                                                  $ 271,469,120     $ 269,670,279
                                                                                        =============     =============


              Liabilities, Mandatorily Redeemable Preferred Stock,
                       and Stockholders' Equity (Deficit)

Liabilities
Current liabilities:
      Accounts payable                                                                  $  12,307,440     $   7,515,225
      Accounts payable to related parties                                                     645,464         2,362,853
      Accrued expenses                                                                      1,103,408           528,776
      Deferred revenue                                                                        400,000           400,000
      Current portion of long-term debt                                                        92,743            72,308
                                                                                        -------------     -------------
          Total current liabilities                                                        14,549,055        10,879,162
Long-term debt, net                                                                       167,055,390       181,223,473
                                                                                        -------------     -------------
          Total liabilities                                                               181,604,445       192,102,635
                                                                                        -------------     -------------

Mandatorily Redeemable Preferred Stock due 2009
7% Cumulative convertible - Series A; $.001 par value, 10,000,000 shares authorized, 7,505,765 shares issued and outstanding as of December 31,
      1999; 10,000,000 shares authorized, 7,776,706 shares issued and outstanding as of June 30, 2000,
      aggregate liquidation preference of $27,218,471                                      25,478,661        26,469,603
7% Cumulative convertible - Series B; $.001 par value, 10,000,000 shares authorized,
      7,505,765 shares issued and outstanding as of December 31, 1999; 10,000,000 shares authorized, 7,776,706 shares issued and outstanding as of June 30, 2000,
      aggregate liquidation preference of $27,218,471                                      25,478,661        26,469,603
8.5% Cumulative convertible - Series C; $.001 par value, 25,000,000 shares authorized, 22,987,305 shares issued and outstanding as of December 31,
      1999; 25,000,000 shares authorized, 23,991,767 shares issued and outstanding as of June 30, 2000,
      aggregate liquidation preference of $83,971,185                                      79,021,011        82,614,043
                                                                                        -------------     -------------
          Total mandatorily redeemable preferred stock                                    129,978,333       135,553,249
                                                                                        -------------     -------------

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized, one share issued and outstanding as of December 31, 1999; 100,000,000 shares authorized,
      169,986 shares issued and outstanding as of June 30, 2000                                    --               170
Additional paid-in capital                                                                 78,277,690        78,320,016
Accumulated other comprehensive income (loss)                                                (115,953)           (2,234)
Accumulated deficit                                                                      (118,275,395)     (136,303,557)
                                                                                        -------------     -------------
          Total stockholders' equity (deficit)                                            (40,113,658)      (57,985,605)
                                                                                        -------------     -------------
          Total liabilities, mandatorily redeemable preferred stock,
              and stockholders' equity (deficit)                                        $ 271,469,120     $ 269,670,279
                                                                                        =============     =============

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                             EarthWatch Incorporated
                          (A Development Stage Company)

                      Consolidated Statement of Operations

--------------------------------------------------------------------------------

                                                                                                                  Period from
                                                                                                                January 1, 1995
                                                                                                                  (Inception)
                                               Three-Month Period Ended           Six-Month Period Ended              To
                                             June 30, 1999    June 30, 2000    June 30, 1999    June 30, 2000    June 30, 2000

Revenue                                      $   2,687,994    $     385,152    $   2,855,241    $   2,404,401    $  15,455,839

Cost of Goods Sold                               2,387,003          210,056        2,529,773        1,553,591       12,595,317
                                             -------------    -------------    -------------    -------------    -------------

          Gross profit                             300,991          175,096          325,468          850,810        2,860,522
                                             -------------    -------------    -------------    -------------    -------------

Expenses
      Selling, general, and administrative       2,386,381        3,403,892        4,617,494        6,419,633       41,167,176
      Research and development                   1,296,595        3,612,546        3,363,625        5,992,170       64,485,738
      Loss from impairment of fixed assets              --               --               --               --       26,117,711
      Gain from arbitration settlement                  --               --               --               --       (1,514,776)
                                             -------------    -------------    -------------    -------------    -------------

          Total expenses                         3,682,976        7,016,438        7,981,119       12,411,803      130,255,849
                                             -------------    -------------    -------------    -------------    -------------

Loss from operations                            (3,381,985)      (6,841,342)      (7,655,651)     (11,560,993)    (127,395,327)
Interest income (expense), net                     384,235         (241,309)         514,030         (893,302)       3,356,172
                                             -------------    -------------    -------------    -------------    -------------

          Net loss                              (2,997,750)      (7,082,651)      (7,141,621)     (12,454,295)    (124,039,155)

Mandatorily redeemable preferred stock
      dividends and accretion                           --       (2,764,606)              --       (5,573,867)     (12,264,402)
                                             -------------    -------------    -------------    -------------    -------------
          Net loss attributable to common
               stockholders                  $  (2,997,750)   $  (9,847,257)   $  (7,141,621)   $ (18,028,162)   $(136,303,557)
                                             =============    =============    =============    =============    =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                             EarthWatch Incorporated
                          (A Development Stage Company)

                      Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     Period from
                                                                                                   January 1, 1995
                                                                                                    (Inception)
                                                                     Six-Month Period Ended              To
                                                                  June 30, 1999    June 30, 2000    June 30, 2000
                                                                  -------------    -------------    -------------
Cash Flows From Operating Activities
Net loss                                                          $  (7,141,621)   $ (12,454,295)   $(124,039,155)
Adjustments to reconcile net loss to net cash
 used by operating activities:
      Depreciation expense                                            2,003,744        1,851,398       15,077,463
      Non-cash interest expense, net of amounts capitalized                  --        3,427,791        8,940,149
      Other non-cash charges                                            124,016               --          156,048
      Loss (gain) on disposal of property, plant, and equipment              --             (125)      56,720,517
      Changes in assets and liabilities:
          Accounts receivable, net                                     (946,703)         458,199          689,295
          Other assets                                                 (169,064)         778,333         (296,599)
          Accounts payable                                            2,443,578       (4,792,215)       7,002,618
          Accounts payable to related parties                        (1,205,460)       1,717,389        2,362,853
          Accrued interest                                           (2,489,986)              --               --
          Accrued expenses                                              484,383         (574,632)         488,597
          Deferred revenue                                                   --               --       (1,755,800)
                                                                  -------------    -------------    -------------
                 Net cash used by operating activities               (6,897,113)      (9,588,157)     (34,654,014)
                                                                  -------------    -------------    -------------
Cash Flows From Investing Activities
Purchase of investment securities                                            --               --      (45,148,332)
Proceeds from maturities of investment securities                     3,733,347        2,393,720       15,982,630
Proceeds from sale of property, plant, and equipment                         --              125        4,217,103
Construction in progress additions                                  (33,000,641)     (26,322,182)    (213,218,214)
Other property, plant, and equipment additions                         (817,384)      (2,980,610)     (14,791,233)
                                                                  -------------    -------------    -------------
                 Net cash used by investing activities              (30,084,678)     (26,908,947)    (252,958,046)
                                                                  -------------    -------------    -------------
Cash Flows From Financing Activities
Proceeds from issuance of long-term notes, net                               --               --      145,718,374
Proceeds from issuance of preferred and common stock, net            48,355,758           43,545      191,165,950
Cash acquired in merger                                                      --               --          916,457
Principal payments on debt                                             (229,979)         (49,397)      (4,498,363)
                                                                  -------------    -------------    -------------
                 Net cash provided by financing activities           48,125,779           (5,852)     333,302,418
                                                                  -------------    -------------    -------------
                        Net increase (decrease) in cash and
                              cash equivalents                       11,143,988      (36,502,956)      45,690,358
Cash and Cash Equivalents
Beginning of period                                                   5,044,605       82,193,314               --
                                                                  -------------    -------------    -------------
End of period                                                     $  16,188,593    $  45,690,358    $  45,690,358
                                                                  =============    =============    =============


Supplemental Disclosure of Cash Flow Information
      Interest paid                                               $   1,326,642    $       9,640    $  12,678,148

Supplemental Disclosure of Non-Cash Investing and
 Financing Activities
      New capital lease obligations                               $          --    $          --    $   1,397,803
      Net book value of assets received in merger                            --               --        4,290,496
      Liabilities assumed in merger                                          --               --        3,738,588
      Stockholder advances converted to equity                               --               --        1,030,000
      Property in-kind contributed by stockholder                            --               --        7,521,028
      Non-cash interest capitalized in construction in progress       2,205,404       11,128,993       34,339,993
      Capital equipment financed through note payable                        --               --        3,202,132
      Issuance of mandatorily redeemable cumulative
          preferred stock                                             1,471,644        5,411,205       45,176,569


                  The accompanying notes are an integral part of these consolidated financial statements.

                            EarthWatch Incorporated
                         (A Development Stage Company)

            Consolidated Statement of Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                       Convertible                      Convertible            Convertible Senior
                                                         Series A                        Series B                  Series C
                                                     Preferred Stock                  Preferred Stock           Preferred Stock
                                                   Shares        Amount             Shares          Amount      Shares    Amount
Balance at January 1, 1995                               --   $         --             --   $         --           --   $    --
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                         8,000,000     14,400,000             --             --           --        --
Contribution of net assets in merger              5,362,285        551,908             --             --           --        --
Issuance of common stock for services
      and for stock options exercised                    --             --             --             --           --        --
Issuance of preferred stock                       5,475,001     21,712,635        189,040      1,890,400           --        --
Property in-kind, conversion of debt, and
      cash contributions from stockholder                --             --             --             --           --        --
Net loss                                                 --             --             --             --           --        --
                                               ------------   ------------   ------------   ------------   ----------   -------
Balance at December 31, 1995                     18,837,286     36,664,543        189,040      1,890,400           --        --
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                 --    (36,645,706)            --     (1,890,211)          --        --
Issuance of stock in exchange for property
      in-kind and other, net                        513,124            513         22,260             22           --        --
Issuance of preferred stock                              --             --        100,000            100    7,000,000     7,000
Property in-kind contributed by stockholder              --             --             --             --           --        --
Net loss                                                 --             --             --             --           --        --
                                               ------------   ------------   ------------   ------------   ----------   -------
Balance at December 31, 1996                     19,350,410         19,350        311,300            311    7,000,000     7,000
Issuance of common stock                                 --             --             --             --           --        --
Issuance of common stock for services
      and for stock options exercised                    --             --             --             --           --        --
Issuance of preferred stock                              --             --             --             --           --        --
Other                                                    --             --             --             --           --        --
Net gain (loss)                                          --             --             --             --           --        --
                                               ------------   ------------   ------------   ------------   ----------   -------
Balance at December 31, 1997                     19,350,410         19,350        311,300            311    7,000,000     7,000
Issuance of preferred and common stock for
      stock options exercised                        17,916             18             --             --           --        --
Net loss                                                 --             --             --             --           --        --
                                               ------------   ------------   ------------   ------------   ----------   -------
Balance at December 31, 1998                     19,368,326         19,368        311,300            311    7,000,000     7,000
Issuance of preferred and common stock for
      stock options exercised                            --             --             --             --           --        --
Issuance of common stock for warrants
      exercised                                          --             --             --             --           --        --
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.           (2,761,983)        (2,762)            --             --           --        --
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                          (16,606,343)       (16,606)      (311,300)          (311)  (7,000,000)   (7,000)
Issuance of preferred and common stock
      in connection with the recapitalization            --             --             --             --           --        --
Mandatorily redeemable preferred stock
      dividends and accretion                            --             --             --             --           --        --
Net loss                                                 --             --             --             --           --        --
                                               ------------   ------------   ------------   ------------   ----------   -------
Balance at December 31, 1999                             --             --             --             --           --        --
Issuance of preferred and common stock for
      stock options exercised                            --             --             --             --           --        --
Mandatorily redeemable preferred stock
      dividends and accretion                            --             --             --             --           --        --
Net gain (loss)                                          --             --             --             --           --        --
                                               ------------   ------------   ------------   ------------   ----------   -------
Balance at June 30, 2000                                 --   $         --             --   $         --           --   $    --
                                               ============   ============   ============   ============   ==========   =======

[SPLIT TABLE CONTINUES]
                                                            Convertible
                                                             Series D                                                Additional
                                                          Preferred Stock                   Common Stock              Paid-in
                                                       Shares            Amount           Shares          Amount      Capital
Balance at January 1, 1995                                --    $          --               --    $          --    $          --
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                 --               --                1               --               --
Contribution of net assets in merger                      --               --               --               --               --
Issuance of common stock for services
      and for stock options exercised                     --               --           79,500           63,600               --
Issuance of preferred stock                               --               --               --               --               --
Property in-kind, conversion of debt, and
      cash contributions from stockholder                 --               --               --               --               --
Net loss                                                  --               --               --               --               --
                                               -------------    -------------    -------------    -------------    -------------
Balance at December 31, 1995                              --               --           79,501           63,600               --
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                  --               --               --          (63,521)      38,599,438
Issuance of stock in exchange for property
      in-kind and other, net                              --               --               --               --        2,288,561
Issuance of preferred stock                          400,000              400               --               --       69,833,305
Property in-kind contributed by stockholder               --               --               --               --          (25,944)
Net loss                                                  --               --               --               --               --
                                               -------------    -------------    -------------    -------------    -------------
Balance at December 31, 1996                         400,000              400           79,501               79      110,695,360
Issuance of common stock                                  --               --               --               --        1,229,240
Issuance of common stock for services
      and for stock options exercised                     --               --           69,416               70           55,463
Issuance of preferred stock                          600,000              600               --               --        5,999,400
Other                                                     --               --               --               --           (4,773)
Net gain (loss)                                           --               --               --               --               --
                                               -------------    -------------    -------------    -------------    -------------
Balance at December 31, 1997                       1,000,000            1,000          148,917              149      117,974,690
Issuance of preferred and common stock for
      stock options exercised                             --               --           54,631               55           50,799
Net loss                                                  --               --               --               --               --
                                               -------------    -------------    -------------    -------------    -------------
Balance at December 31, 1998                       1,000,000            1,000          203,548              204      118,025,489
Issuance of preferred and common stock for
      stock options exercised                             --               --            1,000                1              799
Issuance of common stock for warrants
      exercised                                           --               --        1,556,000            1,556           14,004
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.                    --               --               --               --            2,762
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                            (1,000,000)          (1,000)      (1,760,548)          (1,761)     (39,765,364)
Issuance of preferred and common stock
      in connection with the recapitalization             --               --                1               --               --
Mandatorily redeemable preferred stock
      dividends and accretion                             --               --               --               --               --
Net loss                                                  --               --               --               --               --
                                               -------------    -------------    -------------    -------------    -------------
Balance at December 31, 1999                              --               --                1               --       78,277,690
Issuance of preferred and common stock for
      stock options exercised                             --               --          169,985              170           42,326
Mandatorily redeemable preferred stock
      dividends and accretion                             --               --               --               --               --
Net gain (loss)                                           --               --               --               --               --
                                               -------------    -------------    -------------    -------------    -------------
Balance at June 30, 2000                                  --    $          --          169,986    $         170    $  78,320,016
                                               =============    =============    =============    =============    =============


[SPLIT TABLE CONTINUES]
                                                                 Accumulated
                                                  Stock             Other                            Total
                                                Subscription     Comprehensive    Accumulated      Stockholders'
                                                 Receivable      Income (Loss)     (Deficit)      Equity (Deficit)
Balance at January 1, 1995                     $          --    $          --    $          --    $          --
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                        (14,400,000)              --               --               --
Contribution of net assets in merger                      --               --               --          551,908
Issuance of common stock for services
      and for stock options exercised                     --               --               --           63,600
Issuance of preferred stock                               --               --               --       23,603,035
Property in-kind, conversion of debt, and
      cash contributions from stockholder         13,381,523               --               --       13,381,523
Net loss                                                  --               --       (3,909,208)      (3,909,208)
                                               -------------    -------------    -------------    -------------
Balance at December 31, 1995                      (1,018,477)              --       (3,909,208)      33,690,858
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                  --               --               --               --
Issuance of stock in exchange for property
      in-kind and other, net                              --               --               --        2,289,096
Issuance of preferred stock                               --               --               --       69,840,805
Property in-kind contributed by stockholder        1,018,477               --               --          992,533
Net loss                                                  --               --      (23,706,344)     (23,706,344)
                                               -------------    -------------    -------------    -------------
Balance at December 31, 1996                              --               --      (27,615,552)      83,106,948
Issuance of common stock                                  --               --               --        1,229,240
Issuance of common stock for services
      and for stock options exercised                     --               --               --           55,533
Issuance of preferred stock                               --               --               --        6,000,000
Other                                                     --               --               --           (4,773)
Net gain (loss)                                           --           80,400      (50,730,985)     (50,650,585)
                                               -------------    -------------    -------------    -------------
Balance at December 31, 1997                              --           80,400      (78,346,537)      39,736,363
Issuance of preferred and common stock for
      stock options exercised                             --               --               --           50,872
Net loss                                                  --          (36,971)     (12,919,555)     (12,956,526)
                                               -------------    -------------    -------------    -------------
Balance at December 31, 1998                              --           43,429      (91,266,092)      26,830,709
Issuance of preferred and common stock for
      stock options exercised                             --               --               --              800
Issuance of common stock for warrants
      exercised                                           --               --               --           15,560
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.                    --               --               --               --
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                    --               --               --      (39,792,042)
Issuance of preferred and common stock
      in connection with the recapitalization             --               --               --               --
Mandatorily redeemable preferred stock
      dividends and accretion                             --               --       (6,690,537)      (6,690,537)
Net loss                                                  --         (159,382)     (20,318,766)     (20,478,148)
                                               -------------    -------------    -------------    -------------
Balance at December 31, 1999                              --         (115,953)    (118,275,395)     (40,113,658)
Issuance of preferred and common stock for
      stock options exercised                             --               --               --           42,496
Mandatorily redeemable preferred stock
      dividends and accretion                             --               --       (5,573,867)      (5,573,867)
Net gain (loss)                                           --          113,719      (12,454,295)     (12,340,576)
                                               -------------    -------------    -------------    -------------
Balance at June 30, 2000                       $          --    $      (2,234)   $(136,303,557)   $ (57,985,605)
                                               =============    =============    =============    =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                             EARTHWATCH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

                  The consolidated financial statements have been prepared by EarthWatch Incorporated and its subsidiaries (the "Company") without an audit, except for the December 31, 1999 balance sheet, which has been derived from audited financial statements. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown.

                  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto filed by the Company with the SEC on Form 8-K on August 17, 2000. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

2.       Major Contracts

         Kearfott Guidance & Navigation Corporation. In March 2000, the Company entered into an incentive agreement with the Kearfott Guidance & Navigation Corporation with Ball Aerospace and Technologies Corporation to deliver three Two Axis Rate Assemblies ("TARAs") on or before July 31, 2000. These TARAs were received June 18, 2000 and the Company paid Kearfott $1 million for early delivery.

         NIMA. In June 2000, the Company entered into a contract to provide third-party data to the National Imagery & Mapping Agency ("NIMA") for the contract value of $1.1 million.

3.       Investment Securities

                  In connection with the issuance of the 12 1/2% senior notes (the "Senior Notes"), due March 1, 2001, the Company purchased U.S. Treasury notes to be held in escrow as security for the first six semi-annual interest payments on the Senior Notes. During the third quarter of 1999, these securities were released from escrow in connection with the exchange for 12 1/2% notes due March 1, 2005.

                                                                                           Gross
                                                                                         Unrealized         Fair
                              Investment Securities                          Cost       Gains (Losses)      Value
                              ---------------------                          ----       --------------      -----
              U.S. Government securities as of December 31, 1999:
                        Maturing in one year or less...................   $3,078,360       $(51,880)      $3,026,480
                                                                          ==========       ========       ==========

              U.S. Government securities as of June 30, 2000:
                        Maturing in one year or less...................   $      -0-       $    -0-       $      -0-
                                                                          ==========       ========       ==========

                  In connection with the issuance of the 13% senior discount notes (the "Senior Discount Notes"), the Company purchased U.S. Treasury notes to be held in escrow as security for the premiums on the launch insurance for the QuickBird 1 satellite.

                                                                                           Gross
                                                                                         Unrealized         Fair
                              Investment Securities - Restricted            Cost       Gains (Losses)      Value
                              ----------------------------------            ----       --------------      -----
              U.S. Government securities as of December 31, 1999:
                               Maturing in one year or less............  $28,438,921      $(64,073)      $28,374,848
                                                                         ===========      ========       ===========

              U.S. Government securities as of June 30, 2000:
                               Maturing in one year or less............  $29,123,561      $ (2,234)      $29,121,327
                                                                         ===========      ========       ===========

4.       Construction in Progress

                  Construction in progress consists primarily of satellite construction and launch costs, ground station construction costs, capitalized interest, and third-party developed software. Construction in progress consisted of the following:

                                                             December 31,                  June 30,
                                                                 1999                        2000
                                                            -------------               -------------
         QuickBird satellites                               $ 125,414,700               $ 151,911,526
         Digital Globe(R)software                              14,809,982                  23,525,642
         Ground station equipment                               3,492,280                   5,730,969
                                                            -------------               -------------
                                                            $ 143,716,962               $ 181,168,137
                                                            =============               =============

5.       Debt

                  The Company's long-term debt and capital lease obligations are comprised of the following:

                                                                                         December 31,           June 30,
                                                                                             1999                 2000
                                                                                         ------------         ------------
              13% Senior Discount Notes, net of unamortized discount of
                   $86,681,504 and $75,698,402, respectively, effective rate
                   of 15.9% .........................................................    $112,318,496         $123,301,598
              12 1/2% Senior Notes, net of unamortized discount of
                    $17,321,394 and $14,107,451, respectively........................      54,678,606           57,892,549
              Capital lease obligations..............................................         151,031              101,634
                                                                                         ------------         ------------
                                                                                          167,148,133          181,295,781
              Less: current portion..................................................         (92,743)             (72,308)
                                                                                         ------------         ------------
                                                                                         $167,055,390         $181,223,473
                                                                                         ============         ============

6.       Stock Options

         On February 15, 2000, the Board of Directors approved the written 1999 Equity Incentive Plan. Through June 30, 2000, options for 2,653,849 shares of common stock have been granted under this plan to EarthWatch employees, directors, and consultants with an exercise price of $0.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Except for historical information, statements relating to our plans, objectives, and future performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations. Because of various risks and uncertainties, actual strategies and results in future periods may differ materially from those currently expected.

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this document. Digital Globe(R) and Your Planet Online(R) are our registered trademarks and Seconds on Orbit(TM) is our trademark.


Overview

         We plan to create and market a variety of information products derived from satellite imagery of the earth's surface. We are currently building two satellites capable of collecting high-resolution digital imagery of the earth's surface, as well as a comprehensive image collection, enhancement, and digital archive system known as our Digital Globe database. Our QuickBird satellites are designed to collect 1-meter resolution gray scale and 4-meter resolution color imagery of the earth and will have the ability to revisit most areas almost daily. We plan to launch the QuickBird 1 satellite in the fall of 2000.

         We were originally incorporated as a wholly-owned subsidiary of Ball Corporation ("Ball"). On March 31, 1995, we merged with WorldView Imaging Corporation ("WorldView"), which had been founded by Dr. Walter S. Scott, our Chief Technical Officer and Executive Vice President. In connection with the merger, Ball contributed certain assets and technology, in addition to making a substantial cash investment. WorldView received the first United States government license to operate a high-resolution satellite for commercial use and was developing the EarlyBird when it merged with us.

         EarthWatch is in an early development stage. Since the merger, we have invested in research and development to develop our satellite system, and have incurred substantial operating costs and selling, general, and administrative expenses. We completed and launched EarlyBird 1, our first satellite, in December 1997. However, four days after a successful launch, we lost contact with EarlyBird 1. We were unable to reestablish communications and determined that the satellite was a total loss. As a result, we have not generated any significant revenue from our proposed primary satellite imagery business and will not do so until we successfully launch and begin licensing imagery generated by QuickBird 1. We have generated only limited revenue from other related projects.

         On April 8, 1999, we completed a recapitalization. As a result, all of our existing common and preferred stock were converted into shares of Series C preferred stock at varying conversion ratios. In connection with the recapitalization, ITT Industries, Inc., Morgan Stanley & Co. Incorporated, and entities affiliated with Capital Research and Management Company purchased shares of our common stock, Series A preferred stock, and Series B preferred stock for an aggregate purchase price of approximately $50 million. Morgan Stanley also received one share of Common Stock. This investment by the new equity partners caused the existing stockholders, including Ball, to become minority owners. As a result, we may have experienced a change in control. Also, we obtained the consent of holders of our 12 1/2% Senior Discount Notes due 2005 to amend the indenture governing the 12 1/2% notes and change the terms of such securities, including extending their maturity to March 1, 2005.

         On July 12, 1999, we completed a private offering of 199,000 units, consisting of 13% Senior Discount Notes due 2007 and shares of preferred stock. Each unit consisted of a 13% note which had an accreted value of $684.61 and a principal amount at maturity in 2007 of $1,000 and 49.095 shares of our Series C convertible preferred stock. The offering resulted in aggregate gross proceeds of approximately $136 million.

         On June 13, 2000, we filed a registration statement with respect to the 13% notes, which the Securities and Exchange Commission declared effective on July 11, 2000. Pursuant to this registration statement, on July 12, 2000 we commenced an exchange offer to exchange our old 13% notes for registered 13% notes. The terms of the registered 13% notes are identical in all material respects to those of the old 13% notes, except that the registered notes (i) have been registered under the Securities Act of 1933 and therefore will not be subject to certain restrictions on transfer applicable to the old notes and (ii) are not entitled to certain registration rights under the registration rights agreement including the provision for additional interest of up to 0.5% on the old notes. All holders of the old 13% unregistered notes exchanged them for 13% registered notes and the exchange offer expired on August 11, 2000. The Bank of New York served as the exchange agent in connection with the exchange offer. We did not receive any proceeds from this exchange offer.

         On August 17, 2000, we filed a report on Form 8-K with the Securities and Exchange Commission to include our restated consolidated financial statements for the fiscal year ended December 31, 1999 and for the three-month period ended March 31, 2000. Our consolidated financial statements for these periods were restated due to a misstatement in the valuation of preferred stock dividends. For a more detailed description of the restatement, please see the Form 8-K.

         We have realized significant operating losses and negative earnings before interest, taxes, depreciation, and amortization ("EBITDA"). We expect our operating expenses to increase as we develop our QuickBird satellites and imaging network, product and service lines, and customer base. We expect our revenue and operating results will vary significantly from period to period.

         Given our growth strategy, we expect to realize significant operating losses at least through the third quarter of 2001 due to anticipated substantial operating expenses, including additional research and development expenses, launch insurance costs, and expenditures for sales and marketing, as well as increased general and administrative expenses. Our ability to generate operating income and cash flow is primarily dependent upon the timely construction and successful deployment of QuickBird 1 and the development of related ground systems, our ability to develop a customer base and distribution channels for our imagery products and services, and demand for our products and services. We cannot assure you that our products will achieve significant market acceptance in existing imagery markets or that new markets anticipated by us will develop in the expected time periods, if at all.

      Initially, we expect to provide imagery primarily to foreign governments, U.S. government agencies, and large commercial users. We will also target local and municipal governments that currently use aerial and low-resolution satellite imagery for mapping, environmental monitoring, and land use and infrastructure planning. We expect that revenue from government customers will account for a majority of our revenues for the first few years after we begin selling products based on QuickBird 1 imagery. However, we believe that over the next several years, commercial sales will account for an increasing portion of our revenues as our industry demonstrates the utility of satellite imagery-based products.

         We expect to begin generating revenue several months after QuickBird 1 is launched. We will use this initial period to test the system. Most of our first year revenues will come from government customers. We anticipate that many customers will wait to enter into imagery contracts until after QuickBird 1 is successfully launched and fully operational.

         We expect that a number of our customers will eventually want to have their own ground stations to receive imagery. However, we expect that many of these customers will wait until satellite operations are assured before investing in new and upgraded ground stations. Although construction time varies, it usually ranges from six months for an upgrade to two years for a new facility. Until these customers upgrade or construct their own ground stations, they will need to receive delivery of our imagery through our ground stations and distribution systems.

         We believe that QuickBird 2, which is scheduled for launch in 2001, will enable us to sell considerably more Seconds on Orbit and direct downlinks, especially to three major markets--Asia, Europe, and the Middle East--where customers are closely spaced. Our Seconds on Orbit product is designed to allow customers to purchase imaging time on our satellites directly. We believe the planned sun synchronous orbit of QuickBird 2 will produce imagery complementary to our QuickBird 1 capabilities, given that QuickBird 1 is on an inclined orbit.



Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Revenue. Our revenue has been generated primarily from the processing and sale of geographic imagery purchased from third-party suppliers. These sources of revenue decreased from $2.7 million for the three-month period ended June 30, 1999 to $385,152 for the three-month period ended June 30, 2000. New and existing contracts contained few scheduled product deliveries during the second quarter in 2000, so little revenue was realized.

Cost of Goods Sold. As a result of our decreased revenue, our cost of goods sold consequently decreased from $2.4 million for the three-month period ended June 30, 1999 to $210,056 for the three-month period ended June 30, 2000. Costs for both periods were the direct costs associated with obtaining third-party geographic imagery for re-sale.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the second quarter of 1999 were $2.4 million, of which $1.8 million were general and administrative, and $.6 million were sales and marketing. Total selling, general, and administrative expenses for the second quarter of 2000 were $3.4 million, of which $1.9 million were general and administrative, and $1.5 million were sales and marketing. Selling expenses increased in the second quarter of 2000 as a result of increased sales staff levels and increased marketing efforts in preparation for market entry of our products and services this year.

Research and Development. Our research and development costs increased from $1.3 million for the second quarter of 1999 to $3.6 million for the same period in 2000. This increase was attributable to additional staff and systems development for launch and satellite systems.

Provision for Income Taxes. Due to losses incurred in the three-month periods ended June 30, 1999 and 2000, we recorded no provision for income taxes in either quarter. We calculate our net operating loss carryforwards on an annual, rather than a quarterly, basis. Therefore, no amount is shown as of June 30, 2000. As of December 31, 1999, we had approximately $89.0 million in net operating loss carryforwards; however, such deferred tax benefits were not recorded as an asset because we have no history of profitability. In addition, utilization of net operating loss carryforwards may be subject to limitation, depending on changes in our ownership.

Net Loss. We had net losses of $3.0 million and $7.1 million in the three-month periods ended June 30, 1999 and 2000, respectively.


Six months ended June 30, 2000 compared to six months ended June 30, 1999

Revenue. Revenue decreased from $2.9 million for the six-month period ended June 30, 1999 to $2.4 million for the six-month period ended June 30, 2000. The decrease is attributable to a lack of contract revenue during the second quarter of 2000, as mentioned above.

Cost of Goods Sold. As a result of our decreased revenue, our cost of goods sold consequently decreased from $2.5 million for the six-month period ended June 30, 1999 to $1.6 million for the six-month period ended June 30, 2000. Costs for both periods consisted of the direct costs associated with obtaining third-party geographic imagery for re-sale.

Selling, General, and Administrative Expenses. Total selling, general, and administrative expenses for the six-month period ended June 30, 1999 were $4.6 million, of which $3.5 million were general and administrative, and $1.1 million were sales and marketing. Total selling, general, and administrative expenses for the six-month period ended June 30, 2000 were $6.4 million, of which $4.0 million were general and administrative, and $2.4 million were sales and marketing. Selling expenses increased in the first half of 2000 as a result of increased sales staff levels and increased marketing efforts in preparation for market entry of our products and services this year.

Research and Development. Our research and development costs increased from $3.4 million for the six-month period ended June 30, 1999 to $6.0 million for the same period in 2000. This increase was attributable to additional staff and systems development for launch and satellite systems.

Provision for Income Taxes. Due to losses incurred in the six-month periods ended June 30, 1999 and 2000, and because we calculate our net operating loss carryforwards on an annual basis, we recorded no provision for income taxes in either period. As of December 31, 1999, we had approximately $89.0 million in net operating loss carryforwards; however, such deferred tax benefits were not recorded as an asset because we have no history of profitability. In addition, utilization of net operating loss carryforwards may be subject to limitation, depending on changes in our ownership.

Net Loss. We had net losses of $7.1 million and $12.5 million during the six-month periods ended June 30, 1999 and 2000, respectively.


Liquidity and Capital Resources

         Since our recapitalization, our primary sources of liquidity have been private sales of equity and debt securities to our strategic partners and investors, including Ball Corporation, Capital Research and Management, Hitachi, ITT Industries, Morgan Stanley, and other investors, as described in the overview.

         We have used this liquidity for general corporate purposes, including primarily developing and constructing satellites and ancillary facilities in preparation for the anticipated launches. Pending the use of such proceeds, we invest such funds in short-term, interest-bearing, investment grade securities. As of December 31, 1999 and June 30, 2000, we had $82.2 and $45.7 million, respectively, in cash and cash equivalents.

         We used net cash in our operating activities of $9.6 million in the six months ended June 30, 2000, primarily to fund selling, general, and administrative expenses, and research and development activities in support of the QuickBird programs.
         In the six months ended June 30, 2000, we used $26.9 million in investing activities. In this period, we invested capital for satellite construction, imagery processing and archiving facilities, ground stations, and satellite control operations. We also purchased equipment for our general and administrative activities, and for continuing research and development activities related to the QuickBird program.

         In the year ended December 31, 1999, we derived $180.6 million from various financing activities. Of this amount, $48.3 million was derived from our recapitalization and $130.2 million was derived from the unit offering closing in July, offset by $0.3 million in principal payments on capital-lease obligations.

         At June 30, 2000, we had approximately $181 million of indebtedness. Such indebtedness will have a fully accreted value of $271 million on July 15, 2002. In addition, our 13% notes will begin to accrue cash interest on July 15, 2002 and will be payable semiannually in cash on January 15 and July 15 of each year, beginning on January 15, 2003.

         Based on our current operating plan, we believe that existing capital resources will meet our anticipated cash needs for the foreseeable future. If we face any launch delays, if the system takes longer to become operational, if technical or regulatory developments require that we modify the design of the EarthWatch system, if we are unable to achieve our revenue targets, or if we incur other additional unforeseen costs, we may require additional capital. We do not have a revolving credit facility or other source of readily available capital. Therefore, any shortfall in funds available for our operations or to service our debt would cause us serious liquidity problems. In such case, we would need to seek additional financing which we may not be able to obtain on commercially reasonable terms or at all. A significant delay in the launch of QuickBird 1 would require us to modify our operating plan and to defer substantial amounts of planned capital expenditures. This, in turn, would delay deployment of the complete EarthWatch system and may prevent us from continuing as a going concern. In addition, we could experience higher costs if we have to modify our future satellites. If we incur any such additional costs or if our receipt of revenue is delayed, we could need additional financing. Failure to obtain such additional financing may result in a material adverse effect on our business and could prevent us from continuing as a going concern.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We invest our cash and cash equivalents in short-term, interest-bearing, investment grade securities. We do not currently hold any derivative instruments and do not engage in hedging activities. Also, we currently do not hold any variable interest rate debt or lines of credit, and currently do not generally enter into any transactions denominated in a foreign currency. Therefore, our exposure to interest rate and foreign exchange fluctuations is minimal.



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. You should read the section entitled "Risk Factors" contained in our Registration Statement on Form S-4 (File No. 333-39202) filed with the Securities and Exchange Commission on June 13, 2000, for a more detailed discussion of the risks affecting our business and our prospects. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. Our actual results and the timing of certain events could differ materially from those anticipated in the forward-looking statements.

PART II--OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period covered by this report, we granted stock options to purchase 276,430 shares of our common stock at the exercise price of $0.25 per share to our employees, consultants, directors, and other service providers under our 1999 Equity Incentive Plan. During the period covered by this report, we also issued and sold an aggregate of 125,000 shares of our common stock and 283 shares of our Series C preferred stock at exercise prices of $0.25 per share and $3.805 per share, respectively, to employees, consultants, directors, and other service providers under direct issuances and exercises of stock options under our 1999 Equity Incentive Plan and 1995 Stock Option/Stock Issuance Plan, respectively. These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exception provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder for transactions by an issuer not involving a public offering.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K
                  The Company did not file any reports on Form 8-K for the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Longmont, State of Colorado.



                                        EARTHWATCH INCORPORATED




Date: August 22, 2000                   By:   /s/ Herbert F. Satterlee III
      ---------------                       ----------------------------------
                                            Herbert F. Satterlee III
                                            President, Chief Executive Officer,
                                            Chairman of the Board
                                            (Principal Executive Officer)




Date: August 22, 2000                   By:   /s/ Henry E. Dubois
      ---------------                       ----------------------------------
                                            Henry E. Dubois
                                            Chief Financial Officer, Chief
                                            Operating Officer, Executive Vice
                                            President (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number              Description
--------------              -----------

      27              Financial Data Schedule