Form 10-Q
period 2000-09-30
EARTHWATCH INC
filed 2000-11-13
CIK 1014852

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               _________________

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                       Commission file number 333-39202



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


                                  ___________


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes [ X ]    No [  ]

    As of September 30, 2000, there were outstanding 195,246 shares of the registrant's common stock, par value $.001 per share.

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

                                    Part I

                             Financial Information

Item 1.  Financial Statements

                            EarthWatch Incorporated
                         (A Development Stage Company)


                          Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              December 31,           September 30,
                                                                                                  1999                   2000
Assets
Current assets:
      Cash and cash equivalents                                                            $       82,193,314     $     30,247,361
      Accounts receivable, net of allowances of $90,646 and $23,036 at
          December 31, 1999 and September 30, 2000, respectively                                      768,029              372,988
      Investment securities                                                                         3,026,480                    -
      Investment securities - restricted                                                           28,374,848           29,511,176
      Other assets                                                                                    968,769              246,953
                                                                                           ------------------     ----------------
           Total current assets                                                                   115,331,440           60,378,478
                                                                                           ------------------     ----------------
Property, plant, and equipment:
      Construction in progress                                                                    143,716,962          189,730,132
      Computer equipment and software                                                              12,275,986           15,508,928
      Machinery and equipment                                                                       5,665,918            5,858,314
      Furniture and fixtures                                                                        1,113,073            1,350,636
                                                                                           ------------------     ----------------
          Total property, plant, and equipment                                                    162,771,939          212,448,010
      Accumulated depreciation                                                                    (12,031,861)         (14,818,411)
                                                                                           ------------------     ----------------
          Property, plant, and equipment, net                                                     150,740,078          197,629,599
                                                                                           ------------------     ----------------

Debt issuance costs, net                                                                            5,069,065            4,529,452
Other assets                                                                                          328,537              312,682
                                                                                           ------------------     ----------------

          Total assets                                                                     $      271,469,120     $    262,850,211
                                                                                           ==================     ================


Liabilities, Mandatorily Redeemable Preferred Stock, and Stockholders' Equity (Deficit)

Liabilities
Current liabilities:
      Accounts payable                                                                     $       12,307,440     $      1,857,254
      Accounts payable to related parties                                                             645,464              110,169
      Accrued expenses                                                                              1,103,408            2,459,693
      Deferred revenue                                                                                400,000              645,000
      Current portion of long-term debt                                                                92,743               61,888
                                                                                           ------------------     ----------------
          Total current liabilities                                                                14,549,055            5,134,004
Long-term debt, net                                                                               167,055,390          188,336,732
                                                                                           ------------------     ----------------
          Total liabilities                                                                       181,604,445          193,470,736
                                                                                           ------------------     ----------------

Mandatorily Redeemable Preferred Stock due 2009
7% Cumulative convertible - Series A; $.001 par value, 10,000,000 shares authorized,
      7,505,765 shares issued and outstanding as of December 31, 1999; 10,000,000 shares authorized, 7,912,798 shares issued and outstanding as of September 30, 2000,
      aggregate liquidation preference of $27,694,793                                              25,478,661           26,967,483
7% Cumulative convertible - Series B; $.001 par value, 10,000,000 shares authorized,
      7,505,765 shares issued and outstanding as of December 31, 1999; 10,000,000 shares authorized, 7,912,798 shares issued and outstanding as of September 30, 2000,
      aggregate liquidation preference of $27,694,793                                              25,478,661           26,967,483
8.5% Cumulative convertible - Series C; $.001 par value, 25,000,000 shares authorized,
      22,987,305 shares issued and outstanding as of December 31, 1999;  25,000,000 shares authorized, 24,501,592 shares issued and outstanding as of September 30, 2000,
      aggregate liquidation preference of $85,755,572                                              79,021,011           84,437,540
                                                                                           ------------------     ----------------
          Total mandatorily redeemable preferred stock                                            129,978,333          138,372,506
                                                                                           ------------------     ----------------

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized, one share issued and outstanding as of December 31, 1999; 100,000,000 shares authorized, 195,246 share
      issued and outstanding as of September 30, 2000                                                       -                  195
Additional paid-in capital                                                                         78,277,690           78,326,294
Accumulated other comprehensive income (loss)                                                        (115,953)               9,012
Accumulated deficit                                                                              (118,275,395)        (147,328,532)
                                                                                           ------------------     ----------------
          Total stockholders' equity (deficit)                                                    (40,113,658)         (68,993,031)
                                                                                           ------------------     ----------------
          Total liabilities, mandatorily redeemable preferred stock,
              and stockholders' equity (deficit)                                           $      271,469,120     $     262,850,211
                                                                                           ==================     ================


 The accompanying notes are an integral part of these consolidated financial statements.

                            EarthWatch Incorporated
                         (A Development Stage Company)


                                               Consolidated Statement of Operations
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                      Period from
                                                                                                                       January 1,
                                                                                                                         1995
                                                                                                                      (Inception)
                                                       Three-Month Period Ended           Nine-Month Period Ended         To
                                                    September 30,    September 30,     September 30,   September 30,  September 30,
                                                        1999            2000               1999            2000           2000
                                                    -------------   --------------    --------------   ------------  --------------
Revenue                                             $   1,932,648   $      268,023    $    4,787,889   $  2,672,424  $   15,723,863

Cost of Goods Sold                                      1,723,747          167,562         4,253,520      1,721,153      12,762,879
                                                    -------------   --------------    --------------   ------------  --------------

          Gross profit                                    208,901          100,461           534,369        951,271       2,960,984
                                                    -------------   --------------    --------------   ------------  --------------

Expenses
      Selling, general, and administrative              3,037,636        4,545,271         7,655,130     10,964,904      45,712,446
      Research and development                          4,381,006        3,323,092         7,744,631      9,315,262      67,808,830
      Loss from impairment of fixed assets                      -                -                 -              -      26,117,711
      Gain from arbitration settlement                          -                -                 -              -      (1,514,776)
                                                    -------------   --------------    --------------   ------------  --------------

          Total expenses                                7,418,642        7,868,363        15,399,761     20,280,166     138,124,211
                                                    -------------   --------------    --------------   ------------  --------------

Loss from operations                                   (7,209,741)      (7,767,902)      (14,865,392)   (19,328,895)   (135,163,227)
Interest income (expense), net                         (1,283,917)        (437,816)         (769,887)    (1,331,118)      2,918,356
                                                    -------------   --------------    --------------   ------------  --------------

          Net loss                                     (8,493,658)      (8,205,718)      (15,635,279)   (20,660,013)   (132,244,871)

Mandatorily redeemable preferred stock dividends
      and accretion                                             -       (2,819,257)                -     (8,393,124)    (15,083,661)
                                                    -------------   --------------    --------------   ------------  --------------
          Net loss attributable to common
            stockholders                            $  (8,493,658)  $  (11,024,975)   $  (15,635,279)  $(29,053,137) $ (147,328,532)
                                                    =============   ==============    ==============   ============  ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                            EarthWatch Incorporated
                         (A Development Stage Company)



                                               Consolidated Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                      Period from
                                                                                                                       January 1,
                                                                                                                         1995
                                                                                                                      (Inception)
                                                                                   Nine-Month Period Ended                To
                                                                                September 30,     September 30,      September 30,
                                                                                     1999             2000               2000
Cash Flows From Operating Activities
Net loss                                                                      $    (15,635,279)  $    (20,660,013)  $  (132,244,871)
Adjustments to reconcile net loss to net cash
 used by operating activities:
      Depreciation expense                                                          11,939,858          2,786,551        16,012,616
      Non-cash interest expense, net of amounts capitalized                                  -          4,944,476        10,456,834
      Other non-cash charges                                                           154,475                  -           156,048
      Loss (gain) on disposal of property, plant, and equipment                            308               (125)       56,720,517
      Changes in assets and liabilities:
           Accounts receivable, net                                                    136,441            395,041           626,137
           Other assets                                                               (317,857)           735,688          (339,244)
           Accounts payable                                                          1,599,540        (10,450,186)        1,344,645
           Accounts payable to related parties                                        (954,177)          (535,294)          110,170
           Accrued interest                                                           (445,303)           (69,189)         (138,378)
           Accrued expenses                                                         (1,552,110)         1,425,473         2,557,891
           Deferred revenue                                                            400,000            245,000        (1,510,800)
                                                                              ----------------   ----------------   ---------------
                  Net cash used by operating activities                             (4,674,104)       (21,182,578)      (46,248,435)
                                                                              ----------------   ----------------   ---------------
Cash Flows From Investing Activities
Purchase of investment securities                                                  (27,686,994)                 -       (45,148,332)
Proceeds from maturities of investment securities                                    6,651,000          2,015,117        15,604,027
Proceeds from sale of property, plant, and equipment                                     2,429                125         4,217,103
Construction in progress additions                                                 (60,075,028)       (29,091,133)     (215,987,165)
Other property, plant, and equipment additions                                      (1,332,221)        (3,662,903)      (15,473,526)
                                                                              ----------------   ----------------   ---------------
                  Net cash used by investing activities                            (82,440,814)       (30,738,794)     (256,787,893)
                                                                              ----------------   ----------------   ---------------
Cash Flows From Financing Activities
Proceeds from issuance of long-term notes, net                                               -                  -       145,718,374
Proceeds from issuance of preferred and common stock, net                           50,773,176             49,850       191,172,255
Proceeds from issuance of units, net                                               130,201,994                  -                 -
Cash acquired in merger                                                                      -                  -           916,457
Principal payments on debt                                                            (288,352)           (74,431)       (4,523,397)
                                                                              ----------------   ----------------   ---------------
                  Net cash provided by financing activities                        180,686,818            (24,581)      333,283,689
                                                                              ----------------   ----------------   ---------------
                         Net increase (decrease) in cash and cash equivalents       93,571,900        (51,945,953)       30,247,361
Cash and Cash Equivalents
Beginning of period                                                                  5,044,605         82,193,314                 -
                                                                              ----------------   ----------------   ---------------
End of period                                                                 $     98,616,505   $     30,247,361   $    30,247,361
                                                                              ================   ================   ===============


Supplemental Disclosure of Cash Flow Information
      Interest paid                                                           $      3,145,567   $         17,511   $    12,686,019

Supplemental Disclosure of Non-Cash Investing and
 Financing Activities
      New capital lease obligations                                           $              -   $              -   $     1,397,803
      Net book value of assets received in merger                                            -                  -         4,290,496
      Liabilities assumed in merger                                                          -                  -         3,738,588
      Stockholder advances converted to equity                                               -                  -         1,030,000
      Property in-kind contributed by stockholder                                            -                  -         7,521,028
      Non-cash interest capitalized in construction in progress                      7,148,896         16,922,035        40,133,035
      Capital equipment financed through note payable                                        -                  -         3,202,132
      Issuance of mandatorily redeemable cumulative
           preferred stock                                                           3,933,072          8,148,239        47,913,603




 The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)



Consolidated Statement of Stockholders' Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                              Convertible                          Convertible
                                                                Series A                            Series B
                                                            Preferred Stock                      Preferred Stock
                                                       Shares              Amount            Shares          Amount
Balance at January 1, 1995                                        -   $              -               -   $             -
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                 8,000,000         14,400,000               -                 -
Contribution of net assets in merger                      5,362,285            551,908               -                 -
Issuance of common stock for services
      and for stock options exercised                             -                  -               -                 -
Issuance of preferred stock                               5,475,001         21,712,635         189,040         1,890,400
Property in-kind, conversion of debt, and
      cash contributions from stockholder                         -                  -               -                 -
Net loss                                                          -                  -               -                 -

                                                  ------------------  -----------------  --------------  ----------------
Balance at December 31, 1995                             18,837,286         36,664,543         189,040         1,890,400
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                          -        (36,645,706)              -        (1,890,211)
Issuance of stock in exchange for property
      in-kind and other, net                                513,124                513          22,260                22
Issuance of preferred stock                                       -                  -         100,000               100
Property in-kind contributed by stockholder                       -                  -               -                 -
Net loss                                                          -                  -               -                 -
                                                  ------------------  -----------------  --------------  ----------------
Balance at December 31, 1996                             19,350,410             19,350         311,300               311
Issuance of common stock                                          -                  -               -                 -
Issuance of common stock for services
      and for stock options exercised                             -                  -               -                 -
Issuance of preferred stock                                       -                  -               -                 -
Other                                                             -                  -               -                 -
Net gain (loss)                                                   -                  -               -                 -
                                                  ------------------  -----------------  --------------  ----------------

Balance at December 31, 1997                             19,350,410             19,350         311,300               311
Issuance of preferred and common stock for
      stock options exercised                                17,916                 18               -                 -
Net loss                                                          -                  -               -                 -
                                                  ------------------  -----------------  --------------  ----------------

Balance at December 31, 1998                             19,368,326             19,368         311,300               311
Issuance of preferred and common stock for
      stock options exercised                                     -                  -               -                 -
Issuance of common stock for warrants
      exercised                                                   -                  -               -                 -
Surrender and cancellation of shares from Ball
      Technologies Holdings Corp.                        (2,761,983)            (2,762)              -                 -
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                  (16,606,343)           (16,606)       (311,300)             (311)
Issuance of preferred and common stock
      in connection with the recapitalization                     -                  -               -                 -
Mandatorily redeemable preferred stock dividends
      and accretion                                               -                  -               -                 -
Net loss                                                          -                  -               -                 -
                                                  ------------------  -----------------  --------------  ----------------
Balance at December 31, 1999                                      -                  -               -                 -
Issuance of preferred and common stock for
      stock options exercised (unaudited)                         -                  -               -                 -
Mandatorily redeemable preferred stock dividends
      and accretion (unaudited)                                   -                  -               -                 -
Net gain (loss) (unaudited)                                       -                  -               -                 -
                                                  ------------------  -----------------  --------------  ----------------
Balance at September 30, 2000 (unaudited)                         -   $              -               -   $             -
                                                  ==================  =================  ==============  ================





                                                          Convertible Senior                      Convertible
                                                              Series C                             Series D
                                                           Preferred Stock                      Preferred Stock
                                                       Shares            Amount             Shares            Amount
Balance at January 1, 1995                                      -    $            -                  -    $            -
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                       -                 -                  -                 -
Contribution of net assets in merger                            -                 -                  -                 -
Issuance of common stock for services
      and for stock options exercised                           -                 -                  -                 -
Issuance of preferred stock                                     -                 -                  -                 -
Property in-kind, conversion of debt, and
      cash contributions from stockholder                       -                 -                  -                 -
Net loss                                                        -                 -                  -                 -

                                                  ----------------   ---------------   ----------------   ---------------
Balance at December 31, 1995                                    -                 -                  -                 -
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                        -                 -                  -                 -
Issuance of stock in exchange for property
      in-kind and other, net                                    -                 -                  -                 -
Issuance of preferred stock                             7,000,000             7,000            400,000               400
Property in-kind contributed by stockholder                     -                 -                  -                 -
Net loss                                                        -                 -                  -                 -
                                                  ----------------   ---------------   ----------------   ---------------
Balance at December 31, 1996                            7,000,000             7,000            400,000               400
Issuance of common stock                                        -                 -                  -                 -
Issuance of common stock for services
      and for stock options exercised                           -                 -                  -                 -
Issuance of preferred stock                                     -                 -            600,000               600
Other                                                           -                 -                  -                 -
Net gain (loss)                                                 -                 -                  -                 -
                                                  ----------------   ---------------   ----------------   ---------------

Balance at December 31, 1997                            7,000,000             7,000          1,000,000             1,000
Issuance of preferred and common stock for
      stock options exercised                                   -                 -                  -                 -
Net loss                                                        -                 -                  -                 -
                                                  ----------------   ---------------   ----------------   ---------------

Balance at December 31, 1998                            7,000,000             7,000          1,000,000             1,000
Issuance of preferred and common stock for
      stock options exercised                                   -                 -                  -                 -
Issuance of common stock for warrants
      exercised                                                 -                 -                  -                 -
Surrender and cancellation of shares from Ball
      Technologies Holdings Corp.                               -                 -                  -                 -
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                 (7,000,000)           (7,000)        (1,000,000)           (1,000)
Issuance of preferred and common stock
      in connection with the recapitalization                   -                 -                  -                 -
Mandatorily redeemable preferred stock dividends
      and accretion                                             -                 -                  -                 -
Net loss                                                        -                 -                  -                 -
                                                  ----------------   ---------------   ----------------   ---------------
Balance at December 31, 1999                                    -                 -                  -                 -
Issuance of preferred and common stock for
      stock options exercised (unaudited)                       -                 -                  -                 -
Mandatorily redeemable preferred stock dividends
      and accretion (unaudited)                                 -                 -                  -                 -
Net gain (loss) (unaudited)                                     -                 -                  -                 -
                                                  ----------------   ---------------   ----------------   ---------------
Balance at September 30, 2000 (unaudited)                       -    $            -                  -    $            -
                                                  ================   ===============   ================   ===============







                                                                                        Additional            Stock
                                                           Common Stock                  Paid-in           Subscription
                                                      Shares            Amount           Capital            Receivable
Balance at January 1, 1995                                      -    $          -   $                -   $              -
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                       1               -                    -        (14,400,000)
Contribution of net assets in merger                            -               -                    -                  -
Issuance of common stock for services
      and for stock options exercised                      79,500          63,600                    -                  -
Issuance of preferred stock                                     -               -                    -                  -
Property in-kind, conversion of debt, and
      cash contributions from stockholder                       -               -                    -         13,381,523
Net loss                                                        -               -                    -                  -

                                                  ----------------   -------------  -------------------  -----------------
Balance at December 31, 1995                               79,501          63,600                    -         (1,018,477)
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                        -         (63,521)          38,599,438                  -
Issuance of stock in exchange for property
      in-kind and other, net                                    -               -            2,288,561                  -
Issuance of preferred stock                                     -               -           69,833,305                  -
Property in-kind contributed by stockholder                     -               -              (25,944)         1,018,477
Net loss                                                        -               -                    -                  -
                                                  ----------------   -------------  -------------------  -----------------
Balance at December 31, 1996                               79,501              79          110,695,360                  -
Issuance of common stock                                        -               -            1,229,240                  -
Issuance of common stock for services
      and for stock options exercised                      69,416              70               55,463                  -
Issuance of preferred stock                                     -               -            5,999,400                  -
Other                                                           -               -               (4,773)                 -
Net gain (loss)                                                 -               -                    -                  -
                                                  ----------------   -------------  -------------------  -----------------

Balance at December 31, 1997                              148,917             149          117,974,690                  -
Issuance of preferred and common stock for
      stock options exercised                              54,631              55               50,799                  -
Net loss                                                        -               -                    -                  -
                                                  ----------------   -------------  -------------------  -----------------

Balance at December 31, 1998                              203,548             204          118,025,489                  -
Issuance of preferred and common stock for
      stock options exercised                               1,000               1                  799                  -
Issuance of common stock for warrants
      exercised                                         1,556,000           1,556               14,004                  -
Surrender and cancellation of shares from Ball
      Technologies Holdings Corp.                               -               -                2,762                  -
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                 (1,760,548)         (1,761)         (39,765,364)                 -
Issuance of preferred and common stock
      in connection with the recapitalization                   1               -                    -                  -
Mandatorily redeemable preferred stock dividends
      and accretion                                             -               -                    -                  -
Net loss                                                        -               -                    -                  -
                                                  ----------------   -------------  -------------------  -----------------
Balance at December 31, 1999                                    1               -           78,277,690                  -
Issuance of preferred and common stock for
      stock options exercised (unaudited)                 195,245             195               48,604                  -
Mandatorily redeemable preferred stock dividends
      and accretion (unaudited)                                 -               -                    -                  -
Net gain (loss) (unaudited)                                     -               -                    -                  -
                                                  ----------------   -------------  -------------------  -----------------
Balance at September 30, 2000 (unaudited)                 195,246    $        195   $       78,326,294   $              -
                                                  ================   =============  ===================  =================





                                                     Accumulated
                                                        Other                                    Total
                                                     Comprehensive       Accumulated         Stockholders'
                                                   Income (Loss)          (Deficit)         Equity (Deficit)
Balance at January 1, 1995                         $             -   $                 -    $              -
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                        -                     -                   -
Contribution of net assets in merger                             -                     -             551,908
Issuance of common stock for services
      and for stock options exercised                            -                     -              63,600
Issuance of preferred stock                                      -                     -          23,603,035
Property in-kind, conversion of debt, and
      cash contributions from stockholder                        -                     -          13,381,523
Net loss                                                         -            (3,909,208)         (3,909,208)
                                                   ----------------  --------------------   -----------------
Balance at December 31, 1995                                     -            (3,909,208)         33,690,858
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                         -                     -                   -
Issuance of stock in exchange for property
      in-kind and other, net                                     -                     -           2,289,096
Issuance of preferred stock                                      -                     -          69,840,805
Property in-kind contributed by stockholder                      -                     -             992,533
Net loss                                                         -           (23,706,344)        (23,706,344)
                                                   ----------------  --------------------   -----------------
Balance at December 31, 1996                                     -           (27,615,552)         83,106,948
Issuance of common stock                                         -                     -           1,229,240
Issuance of common stock for services
      and for stock options exercised                            -                     -              55,533
Issuance of preferred stock                                      -                     -           6,000,000
Other                                                            -                     -              (4,773)
Net gain (loss)                                             80,400           (50,730,985)        (50,650,585)
                                                   ----------------  --------------------  -----------------
Balance at December 31, 1997                                80,400           (78,346,537)         39,736,363
Issuance of preferred and common stock for
      stock options exercised                                    -                     -              50,872
Net loss                                                   (36,971)          (12,919,555)        (12,956,526)
                                                   ----------------  --------------------  -----------------
Balance at December 31, 1998                                43,429           (91,266,092)         26,830,709
Issuance of preferred and common stock for
      stock options exercised                                    -                     -                 800
Issuance of common stock for warrants
      exercised                                                  -                     -              15,560
Surrender and cancellation of shares from Ball
      Technologies Holdings Corp.                                -                     -                   -
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                           -                     -         (39,792,042)
Issuance of preferred and common stock
      in connection with the recapitalization                    -                     -                   -
Mandatorily redeemable preferred stock dividends
      and accretion                                              -            (6,690,537)         (6,690,537)
Net loss                                                  (159,382)          (20,318,766)        (20,478,148)
                                                   ----------------  --------------------   -----------------
Balance at December 31, 1999                              (115,953)         (118,275,395)        (40,113,658)
Issuance of preferred and common stock for
      stock options exercised (unaudited)                        -                     -              48,799
Mandatorily redeemable preferred stock dividends
      and accretion (unaudited)                                  -            (8,393,124)         (8,393,124)
Net gain (loss) (unaudited)                                124,965           (20,660,013)        (20,535,048)
                                                   ----------------  --------------------   -----------------
Balance at September 30, 2000 (unaudited)          $         9,012   $      (147,328,532)   $    (68,993,031)
                                                   ================  ====================   =================


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

        It is suggested that these consolidated financial statements be read in conjunction with the restated consolidated financial statements and notes thereto filed by the Company with the SEC in our prospectus under Rule 424 on October 13, 2000. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

2. Major Contracts


        The Company has not entered into any major contracts for the three months ended September 30, 2000.

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


                                                                                       Gross
                                                                                     Unrealized
                  Investment Securities                               Cost         Gains (Losses)       Fair Value
                  ---------------------                       -----------------  ------------------  -----------------
U.S. Government securities as of December 31, 1999:
     Maturing in one year or less............................ $       3,078,360  $          (51,880) $       3,026,480
                                                              =================  ==================  =================

U.S. Government securities as of September 30, 2000:
     Maturing in one year or less...........................  $             -0-  $              -0-  $             -0-
                                                              =================  ==================  =================


        In connection with the issuance of the 13% senior discount notes (the "Senior Discount Notes"), the Company purchased U.S. Treasury notes to be held in escrow as security for the premiums on the launch insurance for the QuickBird 1 satellite.

                                                                                       Gross
                                                                                     Unrealized
             Investment Securities - Restricted                     Cost           Gains (Losses)       Fair Value
------------------------------------------------------------  -----------------  ------------------  ----------------
U.S. Government securities as of December 31, 1999:
                 Maturing in one year or less...............  $      28,438,921  $          (64,073) $      28,374,848
                                                              =================  ==================  =================

U.S. Government securities as of September 30, 2000:
                 Maturing in one year or less...............  $      29,502,164  $            9,012  $      29,511,176
                                                              =================  ==================  =================

4. Construction in Progress

        Construction in progress consists primarily of satellite construction and launch costs, ground station construction costs, capitalized interest, and third-party developed software. Construction in progress consisted of the following:


                                                                  December 31,                 September 30,
                                                                      1999                         2000
                                                                  ------------                 ------------
 QuickBird satellites                                             $125,414,700                 $157,544,764
 Digital Globe(R) software                                          14,809,982                   26,143,068
 Ground station equipment                                            3,492,280                    6,042,300
                                                                  ------------                 ------------
                                                                  $143,716,962                 $189,730,132
                                                                  ============                 ============


        In August 2000, the Company obtained an additional $35 million of insurance coverage, increasing the Company's total insurance coverage to $265 million for QuickBird 1, to cover the risks associated with a total loss of QuickBird 1 on launch or during operation.


5. Debt

        The Company's long-term debt and capital lease obligations are comprised of the following:




                                                                                  December 31,          September 30,
                                                                                      1999                  2000
                                                                                  ------------          ------------
13% Senior Discount Notes, net of unamortized discount of $86,681,504
   and $70,195,160, respectively, effective rate of 15.9%......................   $112,318,496          $128,804,840
12 1/2% Senior Notes, net of unamortized discount of
   $17,321,394 and $12,482,821, respectively...................................     54,678,606            59,517,179
Capital lease obligations......................................................        151,031                76,601
                                                                                  ------------          ------------
                                                                                   167,148,133           188,398,620
Less: current portion..........................................................        (92,743)              (61,888)
                                                                                  ------------          ------------
                                                                                  $167,055,390          $188,336,732
                                                                                  ============          ============


6. Stock Options

        On February 15, 2000, the Board of Directors approved the written 1999 Equity Incentive Plan. Through September 30, 2000, options for 2,784,547 shares of common stock have been granted under this plan to EarthWatch employees, directors, and consultants with an exercise price of $0.25 per share.


7. Subsequent Events

        In October, the Company obtained an $80 million in-transit insurance policy to cover the risk associated with the transport of QuickBird 1 and related equipment from Ball Aerospace to Russia in preparation for launch.

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

    The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this document. Digital Globe(R) and Your Planet Online(R) are our registered trademarks and Seconds on OrbitTM is our trademark.


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

    We were originally incorporated as a wholly-owned subsidiary of Ball Corporation. On March 31, 1995, we merged with WorldView Imaging Corporation, which had been founded by Dr. Walter S. Scott, our Chief Technical Officer and Executive Vice President. In connection with the merger, Ball contributed certain assets and technology, in addition to making a substantial cash investment. WorldView received the first United States government license to operate a high-resolution satellite for commercial use and was developing the EarlyBird satellites (predecessor satellites to the QuickBird satellites) when it merged with us.

    We are in an early development stage. Since the merger, we have invested in research and development to develop our satellite system, and have incurred substantial operating costs and selling, general, and administrative expenses. We completed and launched EarlyBird 1, our first satellite, in December 1997. However, four days after a successful launch, we lost contact with EarlyBird 1. We were unable to reestablish communications and determined that the satellite was a total loss. As a result, we have not generated any significant revenue from our proposed primary satellite imagery business and will not do so until we successfully launch and begin licensing imagery generated by QuickBird 1. We have generated only limited revenue from other related projects.

    On April 8, 1999, we completed a recapitalization. As a result, all of our existing common and preferred stock were converted into shares of Series C preferred stock at varying conversion ratios. In connection with the recapitalization, ITT Industries, Inc., Morgan Stanley & Co. Incorporated, and entities affiliated with Capital Research and Management Company purchased shares of our common stock, Series A preferred stock, and Series B preferred stock for an aggregate purchase price of approximately $50 million. Morgan Stanley also received one share of Common Stock. This investment by the new equity partners caused the existing stockholders, including Ball, to become minority owners. As a result, we may have experienced a change in control. Also, we obtained the consent of holders of our 12 1/2% Senior Notes due 2005 to amend the indenture governing the 12 1/2% notes and change the terms of such securities, including extending their maturity to March 1, 2005.

    On July 12, 1999, we completed a private offering of 199,000 units, consisting of 13% Senior Discount Notes due 2007 and shares of preferred stock. Each unit consisted of a 13% note which had an accreted value of $684.61 and a principal amount at maturity in 2007 of $1,000 and 49.095 shares of our 8.5% Series C convertible preferred stock. The offering resulted in aggregate gross proceeds of approximately $136 million.

     In August 2000, we exchanged all of the original 13% notes for substantially identical 13% notes that we registered under the Securities Act. We did not receive any proceeds from this exchange offer.

     On August 17, 2000, we filed a report on Form 8-K with the Securities and Exchange Commission to include our restated consolidated financial statements for the fiscal year ended December 31, 1999 and for the three-month period ended March 31, 2000. Our consolidated financial statements for these periods were restated due to a misstatement in the valuation of preferred stock dividends and resulted in an increase in our total mandatorily redeemable preferred stock, total stockholders' deficit, and net loss attributable to common stockholders from our previously reported figures. For a more detailed description of the restatement, please see the Form 8-K.

     We have realized significant operating losses and negative earnings before interest, taxes, depreciation, and amortization, or EBITDA. We expect our operating expenses to increase as we develop our QuickBird satellites and imaging network, product and service lines, and customer base. We expect our revenue and operating results will vary significantly from period to period.

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

Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 2000

Revenue. Our revenue has been generated primarily from the processing and sale of geographic imagery purchased from third-party suppliers. These sources of revenue decreased from $1.9 million for the three-month period ended September 30, 1999 to $268,023 for the three-month period ended September 30, 2000. New and existing contracts contained few scheduled product deliveries during the third quarter in 2000, so little revenue was realized.

Cost of Goods Sold. As a result of our decreased revenue, our cost of goods sold consequently decreased from $1.7 million for the three-month period ended September 30, 1999 to $167,562 for the three-month period ended September 30, 2000. Costs for both periods were primarily the direct costs associated with obtaining third-party geographic imagery for resale.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the third quarter of 1999 were $3.0 million, of which $2.1 million were general and administrative, and $.9 million were sales and marketing. Total selling, general, and administrative expenses for the third quarter of 2000 were $4.5 million, of which $3.0 million were general and administrative, and $1.5 million were sales and marketing. As expected, general and administrative expenses increased in the third quarter of 2000 when compared to the third quarter of 1999 due to our implementation of new procedures in preparation for full-scale operations. Selling expenses increased in the third quarter of 2000 when compared to the third quarter of 1999 as a result of increased sales staff levels and increased marketing efforts in preparation for market entry of our products and services.

Research and Development. Our research and development costs decreased from $4.4 million for the third quarter of 1999 to $3.3 million for the same period in 2000. This decrease was attributable to a decrease in research and development costs associated with the launch and satellite systems and the fact that we are now in a construction in progress and testing phase of our systems.

Provision for Income Taxes. Due to losses incurred in the three-month periods ended September 30, 1999 and 2000, we recorded no provision for income taxes in either quarter. We calculate our net operating loss carryforwards on an annual, rather than a quarterly, basis. Therefore, no amount is shown as of September 30, 2000. As of December 31, 1999, we had approximately $89.0 million in net operating loss carryforwards; however, such deferred tax benefits were not recorded as an asset because we have no history of profitability. In addition, utilization of net operating loss carryforwards may be subject to limitation, depending on changes in our ownership.

Interest income (expense), net. Net interest income (expense) decreased from ($1.3 million) for the three-month period ended September 30, 1999 to ($437,816) for the three-month period ended September 30, 2000. This decrease was primarily attributable to an increasing capitalization of interest expense on the debt during the three-month period ended September 30, 2000.

Net Loss. We had net losses of $8.5 million and $8.2 million in the three-month periods ended September 30, 1999 and 2000, respectively.


Nine months ended September 30, 1999 compared to nine months ended September 30, 2000

Revenue. Revenue decreased from $4.8 million for the nine-month period ended September 30, 1999 to $2.7 million for the nine-month period ended September 30, 2000. The decrease is attributable to a lack of contract revenue during the third quarter of 2000, as mentioned above.

Cost of Goods Sold. As a result of our decreased revenue, our cost of goods sold consequently decreased from $4.3 million for the nine-month period ended September 30, 1999 to $1.7 million for the nine-month period ended September 30, 2000. Costs for both periods primarily consisted of the direct costs associated with obtaining third-party geographic imagery for resale.

Selling, General, and Administrative Expenses. Total selling, general, and administrative expenses for the nine-month period ended September 30, 1999 were $7.7 million, of which $5.6 million were general and administrative, and $2.1 million were sales and marketing. Total selling, general, and administrative expenses for the nine-month period ended September 30, 2000 were $11.0 million, of which $7.0 million were general and administrative, and $4.0 million were sales and marketing. As expected, general and administrative expenses increased in the first nine months of 2000 when compared to the first nine months of 1999 due to our implementation of new procedures in preparation for full-scale operations. Selling expenses increased in the first nine months of 2000 when compared to the first nine months of 1999 as a result of increased sales staff levels and increased marketing efforts in preparation for market entry of our products and services.

Research and Development. Our research and development costs increased from $7.7 million for the nine-month period ended September 30, 1999 to $9.3 million for the same period in 2000. This increase was attributable to additional staff and systems development for launch and satellite systems.

Provision for Income Taxes. Due to losses incurred in the nine-month periods ended September 30, 1999 and 2000, and because we calculate our net operating loss carryforwards on an annual basis, we recorded no provision for income taxes in either period. As of December 31, 1999, we had approximately $89.0 million in net operating loss carryforwards; however, such deferred tax benefits were not recorded as an asset because we have no history of profitability. In addition, utilization of net operating loss carryforwards may be subject to limitation, depending on changes in our ownership.

Interest income (expense), net. Net interest income (expense) increased from ($769,887) for the nine-month period ended September 30, 1999 to ($1.3 million) for the nine-month period ended September 30, 2000. This increase was primarily attributable to interest expense on the debt from the unit offering of July 1999 incurred for a small portion of the nine-month period ended September 30, 1999, as compared to that of the entire nine-month period ended September 30, 2000.

Net Loss. We had net losses of $15.6 million and $20.7 million during the nine-month periods ended September 30, 1999 and 2000, respectively.


Liquidity and Capital Resources

    Since our recapitalization, our primary sources of liquidity have been private sales of equity and debt securities to our strategic partners and investors, including Ball Corporation, Capital Research and Management, Hitachi, ITT Industries, Morgan Stanley, and other investors, as described in the overview.

    We have used this liquidity for general corporate purposes, including primarily developing and constructing satellites and ancillary facilities in preparation for the anticipated launches. Pending the use of such proceeds, we invest such funds in short-term, interest-bearing, investment grade securities. As of December 31, 1999 and September 30, 2000, we had $82.2 and $30.2 million, respectively, in cash and cash equivalents.

    We used net cash in our operating activities of $21.2 million in the nine months ended September 30, 2000, primarily to fund selling, general, and administrative expenses, and research and development activities in support of the QuickBird programs.

    In the nine months ended September 30, 2000, we used $30.7 million in investing activities. In this period, we invested capital for satellite construction, imagery processing and archiving facilities, ground stations, and satellite control operations. We also purchased equipment for our general and administrative activities, and for continuing research and development activities related to the QuickBird program.

    In the year ended December 31, 1999, we derived $180.6 million from various financing activities. Of this amount, $48.3 million was derived from our recapitalization and $130.2 million was derived from the unit offering closing in July, offset by $0.3 million in principal payments on capital-lease obligations.

    At September 30, 2000, we had approximately $188 million of indebtedness. Such indebtedness will have a fully accreted value of $271 million on July 15, 2002. In addition, our 13% notes will begin to accrue cash interest on July 15, 2002 and will be payable semiannually in cash on January 15 and July 15 of each year, beginning on January 15, 2003.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We invest our cash and cash equivalents in short-term, interest-bearing, U.S. dollar investment grade securities. We hold all investments through maturity and none are held longer than 90 days. We do not currently hold any derivative instruments and do not engage in hedging activities. Also, we currently do not hold any variable interest rate debt or lines of credit, and currently do not generally enter into any transactions denominated in a foreign currency.

    In connection with the issuance of our 12 1/2% Senior Notes and our 13% Senior Discount Notes, we purchased U.S. Treasury notes. Our exposure to interest rate and foreign exchange fluctuations for these investment securities is minimal.



               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the statements in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other, those listed under "Summary," "Risk Factors," "Management's discussion and analysis of financial condition and results of operations," "Business," and elsewhere contained in our prospectus under Rule 424 as filed with the Securities and Exchange Commission on October 13, 2000. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. Our actual results and the timing of certain events could differ materially from those anticipated in the forward-looking statements.

                                    PART II
                               OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the three-months ended September 30, 2000, we granted stock options to purchase 130,538 shares of our common stock with a price of $0.25 per share to our employees, consultants, directors, and other service providers under our 1999 Equity Incentive Plan. During the period covered by this report, we also issued and sold an aggregate of 25,260 shares of our common stock for $0.25 per share to employees, consultants, directors, and other service providers under direct issuances and exercises of stock options under our 1999 Equity Incentive Plan and 1995 Stock Option/Stock Issuance Plan, respectively. These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder for transactions by an issuer not involving a public offering.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits
            Exhibit 27 - Financial Data Schedule

       (b)  Reports on Form 8-K
            On August 17, 2000, we filed a report on Form 8-K to restate and file the consolidated financial statements for the fiscal year ended December 31, 1999 and for the three-month period ended March 31, 2000.

                                  SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Longmont, State of Colorado.



                                       EARTHWATCH INCORPORATED




Date:  November 13, 2000               By: /s/ Herbert F. Satterlee III
                                          ------------------------------------
                                           Herbert F. Satterlee III
                                           President, Chief Executive Officer,
                                           Chairman of the Board
                                           (Principal Executive Officer)




Date:  November 13, 2000               By: /s/ Henry E. Dubois
                                          ------------------------------------
                                           Henry E. Dubois
                                           Chief Financial Officer,
                                           Chief Operating Officer,
                                           Executive Vice President
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX




Exhibit Number          Description
--------------          -----------

      27           Financial Data Schedule