Form 10-K405
period 2000-12-31
EARTHWATCH INC
filed 2001-03-30
CIK 1014852

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                       Commission file number: 333-39202

                            EarthWatch Incorporated
            (Exact name of registrant as specified in its charter)


                Delaware                               31-1420852
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

                            EarthWatch Incorporated
                                1900 Pike Road
                           Longmont, Colorado 80501
         (Address of principal executive offices, including zip code)

                                (303) 682-3800
             (Registrant's telephone number, including area code)

  Securities registered pursuant to Sections 12(b) or 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $53,000 as of March 15, 2001. The registrant had 213,696 shares of outstanding common stock as of March 15, 2001.

================================================================================

                               Table of Contents

PART I
   Item 1.    Business.                                                                                  1
   Item 2.    Properties.                                                                               11
   Item 3.    Legal Proceedings.                                                                        11
   Item 4.    Submission of Matters to a Vote of Security Holders.                                      11

PART II
   Item 5.    Market for the Company's Common Equity and Related Stockholder Matters.                   12
   Item 6.    Selected Financial Data.                                                                  14
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.    15
   Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.                               22
   Item 8.    Financial Statements and Supplementary Data.                                              22
   Item 9.    Changes In and Disagreements with Independent Accountants on Accounting and
              Financial Disclosure.                                                                     42

PART III
   Item 10.   Directors and Executive Officers of the Company.                                          42
   Item 11.   Executive Compensation.                                                                   46
   Item 12.   Security Ownership of Certain Beneficial Owners and Management.                           48
   Item 13.   Certain Relationships and Related Transactions.                                           50

PART IV
   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                         52
              Signatures                                                                                53

--------------------------------------------------------------------------------
    Reference is made in this document to Digital Globe(R) and Your Planet
     Online(R), which are registered trademarks owned by the Company and Seconds on Orbit(TM), which is a trademark of the Company.

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among others, those listed under "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the Securities and Exchange Commission, including Amendment No. 1 to the Registration Statement on Form S-1 as filed on February 14, 2001. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. Our actual results and the timing of certain events could differ materially from those anticipated in the forward-looking statements.

Item 1.  Business.

         EarthWatch Incorporated, a development stage company, was incorporated on September 30, 1994 under the laws of the State of Colorado and, on August 21, 1995, was reincorporated in the State of Delaware. We commenced operations on March 31, 1995 with the contribution of the net assets of WorldView Imaging Corporation and certain assets of Ball Corporation.

         We believe that we will possess one of the best commercially available systems for producing low-cost, high-resolution, map-quality imagery and information products over large areas of the earth's surface. We are currently building a satellite capable of collecting high-resolution digital imagery of the earth's surface, as well as a comprehensive image collection, enhancement, and digital archive system, our Digital Globe database. Our QuickBird 2 satellite is designed to collect 0.6-meter resolution gray scale and 2.5-meter resolution color imagery of the earth and will have an ability to revisit most areas within three to five days. Although we launched our first 1-meter QuickBird satellite, QuickBird 1, on November 20, 2000, there was a failure to achieve orbit, which resulted in the total loss of the satellite. Our previous satellite, the EarlyBird 1, was launched in December 1997, but we lost contact with it and determined that it was a total loss. We plan to launch QuickBird 2 in October 2001.

         We believe that our system will allow us to provide high-resolution imagery-based products at a low cost and in the forms most useful to our targeted customer segments. For sophisticated government, scientific, and commercial users, we expect to deliver imagery data on a near real-time basis in response to specific customer requests. In addition, we can process and enhance imagery data to make them more useful to our customers. For example, we can add precision correction, elevation, terrain, and topographic information or integrate information from other sources such as political borders or utility infrastructure. We also expect to collect and store imagery for resale in our Digital Globe archive database. This will allow us to produce satellite imagery at negligible incremental cost, facilitating an array of new geographic information, mapping, multimedia applications, and markets that do not currently use geographic imagery.

         We believe our QuickBird satellite system offers significant technical advantages over the three other competitive commercial satellite-based systems that have been announced by Space Imaging, Inc., Orbital Imaging Corp. (Orbimage) and ImageSat International (formerly known as West Indian Space Ltd.), respectively. These advantages include the highest available resolution, the widest imaging area, the largest image storage capacity, and state-of-the-art satellite pointing or geolocation accuracy.

         We believe these technical advantages will allow us to collect more usable imagery per day than our competitors, enabling us to provide more imagery to our customers, to update such imagery more frequently and, assuming equivalent launch dates, to build an imagery archive more rapidly. In addition, we plan to position our satellite in an orbit that will provide frequent revisit capability, so that once it is operational, we will be able to collect imagery on virtually every location on the earth's surface every three to five days. Applications that require near real-time high-resolution imagery, such as monitoring natural disasters, civil emergencies, and regional security, will benefit from this frequent revisit capability.

         Industry estimates of worldwide revenues for aerial imagery exceed $2 billion annually, according to Frost & Sullivan. We believe the broader market for geographic imagery and derivative products and services significantly exceeds this amount and that the near-term world market for high spatial resolution satellite imagery will exceed $1 billion annually. We believe this market will grow as low-cost, high-quality satellite imagery becomes commercially available, stimulating demand for satellite imagery-based products and services, and encouraging development of new products and applications.

EarthWatch is a Delaware corporation. Our principal executive offices are located at 1900 Pike Road, Longmont, Colorado 80501-6700. Our telephone number is (303) 682-3800.

Industry overview

         We believe that access to accurate, affordable, and timely data has been, and still is, the single largest problem facing the Geographic Information Systems ("GIS") market. Users have few alternative sources from which to obtain data and we believe that high-resolution satellite imagery provided by the QuickBird system will provide an important alternative source to aerial photography and low-resolution satellite imagery, such as Landsat and SPOT. One-meter and lower spatial resolution imagery can detect and locate many objects that previously could not be identified using low-resolution satellite imagery. High-resolution satellite imagery offers GIS customers a number of advantages, including computer compatibility, large area coverage, and up-to-date information.

         In addition to providing high spatial resolution gray scale (panchromatic) imagery, high-resolution satellites can take precise color and infrared (multispectral) imagery, enabling a wide range of monitoring, detection, and exploration applications. The digital format of satellite imagery facilitates quick delivery, enables low-cost archiving, allows for image enhancement and manipulation, and preserves much more information value than analog imagery.

         We are not aware of any additional competitors that plan to enter this market other than our three announced competitors: Space Imaging, which successfully launched its first 1-meter resolution satellite in September 1999 and has begun serving the commercial market, Orbimage, and ImageSat. Orbimage is developing two 1-meter high-resolution imaging systems, which are scheduled for launch during the second quarter of 2001 and during the third quarter of 2001, respectively, as publicly announced. In addition, ImageSat launched a 1.8-meter resolution satellite in December 2000 and has announced plans to launch a 1-meter high-resolution satellite for commercial use during the third quarter of 2001.

         We believe there are significant barriers for other potential entrants. The design, creation, launch, and operation of an integrated high-resolution commercial satellite system requires significant expertise and knowledge. We and each of our three announced competitors have been developing commercial satellite imagery systems for more than five years. We believe it would take a new potential competitor more than two years and significant capital to develop and construct a high-resolution commercial imaging satellite. Most aerospace companies capable of constructing such a satellite have already aligned themselves with one of the announced entrants. As a result, we believe that EarthWatch, together with the other announced entrants, will have a significant advantage.

         We also believe that the emergence of high-resolution commercial remote sensing satellites will stimulate new spending to create and update GIS databases, especially in emerging markets in Asia, Australia, the Middle East, and South America. Furthermore, we believe that a larger, more profitable market will evolve for value-added information products derived from raw imagery data processed and packaged to meet the demands of specific users. Traditionally, overhead imagery products have been marketed in the form of raw data. We seek to be a leading provider of value-added imagery-based applications and services, rather than just a provider of satellite imagery. We believe our advanced image processing technology and user-friendly distribution network will enable us to make imagery easy to use, affordable, and accessible. We believe that our focus on developing industry-specific products will stimulate demand and expand the market for satellite imagery and related products.

Strategy

         We are committed to achieving leadership positions in specific markets for digital imagery and derivative information products. Our strategy to achieve our objectives includes the following elements:

  Become a leading provider of imagery-driven solutions

         Overhead imagery products have traditionally been marketed in the form of raw data. However, we believe that a larger, more profitable market will evolve for value-added information products derived from raw imagery data, processed and packaged to meet the demands of specific users. We seek to be a leading provider of value-added imagery-based applications and services, rather than just a provider of satellite imagery. We believe our advanced image processing technology and user-friendly distribution network will enable us to make imagery easy to use, affordable, and accessible. We intend to continuously develop industry-specific value-added products, such as tailored damage assessment products for the insurance industry and crop monitoring products for the agriculture industry. We believe that our focus on industry-specific products will stimulate demand and expand the market for satellite imagery and related products.

  Pursue targeted market entry and expansion

         Recognizing that we cannot address every possible sales opportunity ourselves, we will focus on specific customer segments and new commercial markets. We plan to focus initially on providing imagery products to the largest potential users and early adopters, such as United States government agencies and foreign governments, in order to rapidly build a core group of customers. We then intend to incrementally expand our target markets by pursuing commercial markets and applications for higher margin, value-added products that offer prospects for long-term growth. This targeted marketing strategy will limit the number of products that we offer initially and simplify the logistics of supporting our customers. In addition, this focus should allow us to avoid building the large and costly marketing and sales organization that would be required to pursue a wide range of market opportunities simultaneously.

         In addition to our direct sales efforts, we intend to market our products through market specific distributors, agents, value-added resellers, and e-commerce channels. We expect to work with value-added resellers to enhance existing applications and develop new products based upon our imagery. This should allow us to limit our initial sales and support infrastructure and to leverage the value-added resellers' existing market access and customer relationships, particularly for markets that require extensive product development, customer education, and long sales cycles.

  Maintain leadership through partnerships with leading technology companies

         We will seek to establish our technological leadership in the remote sensing industry as an innovative provider of imagery through partnerships with leading aerospace and information technology companies. Our strategic partners, including Ball Aerospace & Technologies Corp., Datron/Transco Inc., Hitachi, Ltd., ITT Industries, Inc., MacDonald Dettwiler & Associates, Ltd., and Nuova Telespazio S.p.A. have supplied us with much of the technology, components, and services for our satellite imaging system. These partnerships have enabled us to reduce our satellite development costs significantly. In addition to making a $25 million equity investment in EarthWatch in April 1999, ITT Industries has entered into a strategic supplier agreement with us, committing us to use ITT Industries as the provider and integrator of sensors for the next ten years.

  Leverage our technical advantages

         We believe our QuickBird satellite system offers significant technical advantages over the three other competitive commercial satellite-based systems that have been announced. These advantages include:

         .   the highest available resolution;

         .   the widest imaging area;

         .   the largest image storage capacity; and

         .   state of the art satellite pointing, or geolocation accuracy.

         We believe that within three years of our first QuickBird launch, we will be able to archive most key urban areas and other areas of interest worldwide.

         With the loss of QuickBird 1, and the corresponding decreased capacity, imagery, and revisit times inherent in a one-satellite system, populating our archive will require more time than previously planned. Even with this decrease, we believe the above technical advantages will allow us to collect more usable imagery per day than our competitors, enabling us to provide more imagery to our customers, to update such imagery more frequently, and, assuming equivalent launch dates, to build an imagery archive more rapidly.

         We believe that these advantages, taken together, will provide one of the best commercially available systems for producing low cost, high-resolution, map quality imagery over large areas of the earth's surface. We plan to position our satellite in an orbit that will provide revisit capability from three to five days, so that once it is operational, we will be able to collect imagery on virtually every location on the earth's surface every three to five days. Applications that require near real-time high-resolution imagery, such as monitoring natural disasters, civil emergencies, and regional security, will benefit from this frequent revisit capability.

  Build direct relationships with key customers and market influencers

         To build market presence and demonstrate new product applications quickly, we will seek to identify key early adopters and influencers in each target market and develop close customer relationships. We will seek to expand our reach to potential customers through partnerships with leading information technology companies, distributors, agents, value-added resellers, and customers. For example, in addition to contributing to our systems development program, Hitachi and Eurimage, a majority-owned unit of Nuova Telespazio, will serve as master international distributors of our products and services in Asia and Europe, respectively. We also plan to license our products through value-added resellers in North America and in those regions of the world not covered by exclusive reseller distribution agreements.

         In contrast to our competitors, we intend to create an open system to support purchasers of raw imagery data who desire to process such data using their own facilities. We plan to provide to purchasers the detailed support data, including our satellite camera model and downlink formats, necessary to enable them to perform their own image processing. By supporting open systems interoperability, we believe we can stimulate third party software developers and value-added resellers to develop innovative products and applications that use our imagery data. We also intend to establish relationships with one or more leading retail websites to sell our mapping and other imagery products directly to consumers.

  Develop comprehensive Digital Globe archive

         We plan to create an Internet-based proprietary database of imagery collected from our QuickBird satellite and other third party satellite and aerial imaging companies. Over the next several years, we expect that specific customer requests will utilize approximately 20-30% of our available imaging capacity. We plan to use the portion of our imaging capacity not being used to address specific customer requests to prospectively collect and archive imagery of key geographies and markets.

         We believe that once our proprietary Digital Globe database of imagery is established and combined with value-added image enhancement tools and processing software, it will facilitate an array of new geographic information, mapping, and multimedia applications and markets that do not currently use geographic imagery. For example, a user could log on to our Internet site, view the entire earth, and then focus in on a country, state, city, or town, or even a specific neighborhood or street corner. In addition, in the future, a user could view interactive fly-throughs of selected areas of interest, such as popular tourism sites or golf courses for vacation planning, or residential neighborhoods for relocation or home purchasing.

Target markets and applications

         Within the overhead imagery market, we will initially target worldwide commercial and government applications for surveillance, GIS, and mapping. Within the market for federal, state, and local government users, we expect to serve domestic and foreign intelligence and security agencies, as well as civilian agencies that use overhead imagery for environmental monitoring, land use, disaster management, and infrastructure planning. We are also targeting civilian agencies and local and municipal governments that currently use aerial and low-resolution satellite imagery for mapping, environmental monitoring, land use, and infrastructure planning. In the longer term, we expect that our customers will include commercial users in industries such as mapping and surveying, oil, gas, and mineral exploration, agriculture, forestry, scientific and environmental monitoring, and insurance risk analysis and damage assessment.

Products and services

         We plan to offer high-resolution panchromatic and multispectral imagery collected from our QuickBird 2 satellite, and currently offer very high-resolution radar imagery and other third-party data. We also plan to develop and market specific value-added products for commercial applications. We will incorporate into the Digital Globe, our master database for imagery information, imagery collected by our satellite and other airborne and satellite systems, providing imagery to customers primarily in digital form that can be easily stored and processed on a computer. Our customers may also receive products in other forms, such as on CD-ROMs or printed copy.

         We intend to offer sophisticated government, scientific, and commercial users raw imagery data on a near real-time basis from customer designated satellite tasking assignments. Our Seconds on Orbit product ("Seconds on Orbit"or "SOO") is designed to allow customers to purchase imaging time on our satellite, with the option of downlinking directly to customer ground stations. Customers can also purchase imagery of a desired location. In addition, we can process and enhance acquired imagery to make it more useful for a customer.

         We expect to price our products according to market conditions and perceived consumer value, not production cost. In addition, we intend to retain ownership of all imagery collected by our satellite and to license our imagery to customers in a manner similar to software licenses. See "--Proprietary Rights."

Sales, marketing, and distribution

         We currently are delivering our products through direct sales, e-commerce channels, and through our master international distributors. We are currently expanding these channels to include value-added resellers. Our direct sales organization is structured to provide relationship-based sales to early adopters and key market influencers, such as large governments and commercial customers. While our direct sales organization is not a large organization, we will supplement our in-house sales force with third-party sales agents. These sales agents market a variety of similar products and have extensive contacts and customer relationships in the industries or regions they serve. Each sales agent is dedicated to one or two customers, or to a single vertical market, such as mapping. In addition to the direct sales force, we have a distributor sales force that is responsible for selection, recruitment, and management of the distributor network. They are teamed with customer service representatives to ensure that distributors have the necessary training and support to maximize sales.

Master international distributors

         We have formed strategic relationships with Hitachi Software in Asia and Telespazio in Europe, through its subsidiary, Eurimage, to be our master international distributors. Hitachi Software is developing innovative information products to expand distribution of our imagery to both businesses and individuals. Eurimage is the largest distributor of satellite imagery in Europe and has an extensive distribution system in place. We believe both master international distributors have developed, and will continue to develop, value-added resellers in their respective regions. The master international distributors will serve as resellers and value-added resellers in their respective regions. Such activities include providing online distribution channels and direct links to our headquarters in Longmont, Colorado. Eurimage has implemented a Web-based ordering and delivery system for its existing customers and is in the process of modifying this system to include QuickBird products.

Value-added resellers

         We plan to select value-added resellers based on demonstrated distribution capability within target market segments. We are seeking value-added resellers who are strong product advocates, especially in markets where the application value of high-resolution imagery remains unproven. We are basing our selections on capability and willingness to work cooperatively with EarthWatch in designing and selling market-specific information products.

Direct online distribution

         Because our products are in digital form, customers will be able to access products in the Digital Globe through the Internet or another online service. For our master international distributors, who are expected to regularly download large volumes of data and may require imagery immediately upon receipt by ground stations, we plan to offer a direct network connection to our master data facility. Our customers may access the Digital Globe by means of our Web-based user interface. Similar to widely available search tools and browsers, the Digital Globe database will be available for browsing by customers to order imagery and products, and to track the status of orders online.

Order processing

         We have developed an automated order processing system that verifies and accepts direct orders. This system is linked to our tasking, production, and accounting systems. Orders that we cannot fill with previously archived Digital Globe products will be prioritized according to parameters such as project timing and size, prevailing weather conditions, and other imaging requests, and then translated into tasking commands passed on to the satellite. After each orbit, orders will be matched with successful results obtained from the satellite downlink. We expect that specific orders for large areas will require tasking over several orbits and days.

QuickBird 2 satellite and ground system operations


QuickBird 2 satellite

         We intend to launch and operate one satellite, the QuickBird 2 satellite. Ball Aerospace & Technologies Corp., a wholly-owned subsidiary of Ball Corporation, is currently constructing and integrating this satellite at its facility in Boulder, Colorado. Most of the components for the QuickBird 2 spacecraft have been delivered and the satellite is currently in assembly.

Satellite launch arrangements

         We entered into a launch services agreement with Delta Launch Services, Inc. in February 2001. Delta Launch Services, Inc. is a subsidiary of Boeing Company. We plan to launch QuickBird 2 on a Delta II launch vehicle from Vandenberg Air Force Base in California.

Ground stations and satellite control

         Assuming successful launch, our QuickBird 2 satellite will be supported by two ground stations, located in Fairbanks, Alaska and Tromso, Norway. We will control our satellite from the mission control center at our headquarters in Longmont, Colorado. This facility was prepared to handle the EarlyBird satellite at the time it was launched and the related equipment has undergone upgrades to support the QuickBird 2 satellite.

Digital Globe archive and geospatial operations

         The Digital Globe value-added product archive is designed to provide customers access to a range of products, including precision corrected image maps, digital elevation models, and terrain-corrected image maps, as well as maps and additional geographic data. We believe that within three years of a successful QuickBird 2 launch, we will be able to archive most key urban and other areas of interest worldwide, and will be able to continually update this imagery. MacDonald Dettwiler and Associates, Interlink Group Corporation, and InfoFusion, LLC are upgrading this system to support the QuickBird spacecraft. We also maintain a geospatial operations facility to produce orthoimages and digital elevation models from a variety of data sources.

Risk mitigation

Proven technology

         We have followed a low-cost design philosophy that capitalizes on the expertise of our strategic partners while incorporating proven technology used by other satellite systems.

Insurance

         As of February 28, 2001, the trustees for our 12 1/2% notes and our 13% notes had received the majority of the $265 million in proceeds from our insurance on QuickBird 1, and, accordingly, initiated a tender offer to purchase these notes at a purchase price equal to their accreted value, plus any accrued and unpaid interest to the date of purchase. As of March 26, 2001, the full amount of the proceeds had been received.

         Because we do not yet know the extent to which holders of our 12 1/2% notes and our 13% notes will tender in our repurchase offer, we cannot predict what funds we will have available for the purchase of insurance for the QuickBird 2 satellite and other funding needs. Therefore, we are evaluating our alternatives for obtaining transit and launch insurance covering QuickBird 2, but have not yet made any determination with respect thereto.

         We have contracted with Ball Aerospace to construct and deliver the QuickBird 2 satellite. In connection with this contract, Ball Aerospace is required to insure the satellite during construction and testing, and until the time it leaves the Ball Aerospace facilities. Prior to delivery of the satellite, we plan to obtain a transit insurance policy covering the satellite from the time it leaves the Ball Aerospace facilities until the time the launch vehicle is intentionally ignited.

Research and development

         We plan to continue to invest in research and development to develop improved satellite technology, develop the Digital Globe archive, and maintain technological leadership in geographic imagery products and related systems. We also plan to acquire licenses for existing technology where we determine that adapting existing technology would be less expensive than developing it internally.

Competition

         Traditional sources of image-based information have included aerial photography and existing low-to-medium resolution earth orbiting satellites. Our principal competitors in high-resolution space imaging collection are Space Imaging (United States), Orbimage (United States), and ImageSat (Israel). Space Imaging successfully launched a satellite in September 1999 and has been distributing imagery to its customers since that time. ImageSat successfully launched a satellite in December 2000 and began receiving images shortly thereafter.

         To a lesser extent, we also compete on a regional basis with independent aerial photography companies, as well as radar and low-resolution commercial satellite systems such as Landsat, SPOT, and the 6-meter resolution satellite launched by the Indian Government. However, we expect our competition in the future to come primarily from high-resolution satellite systems developed and operated by other commercial enterprises or foreign governments.

Aerial photography

         Commercial aerial photogrammetry firms serve highly fragmented and localized markets. Customers requiring imagery from different geographic areas must coordinate with several providers, which increases the cost and time necessary to obtain imagery data. For large projects, aerial photogrammetry firms usually require substantial lead-time, resulting in a product that may be out of date by the time it is delivered. Also, these firms typically produce aerial imagery in analog form on photographic film rather than in digital form, making post-image processing more difficult and hindering development of value-added applications such as complex mosaics.

         Satellite imagery addresses many of the limitations of aerial photography, allowing cost effective collection of data over large areas in a short time, access to remote regions of the world and restricted airspace, and timely delivery of data in digital form. Nonetheless, for certain applications, aerial photography is highly efficient and competitively priced. Since these applications tend to require a limited geographic scope, we do not view aerial providers as direct competitors. Conversely, we intend to work with these companies and expect that many will purchase, enhance, and resell our imagery to their customers. We also expect to continue to purchase and resell aerial imagery to enrich our Digital Globe archive and our product mix.

New commercial high-resolution satellite systems

         Space Imaging launched the first successful commercial high-resolution satellite in September 1999. Other entrants, including Orbimage and ImageSat, have launched or announced plans to launch satellites shortly prior to QuickBird 2.

         Space Imaging. Space Imaging, a joint venture owned collectively by Lockheed Martin, E-Systems, and Mitsubishi, has successfully launched and deployed a 1-meter resolution satellite named IKONOS and a global archive for storage of imagery. Space Imaging has access to significant technological and capital resources through its partners and has distribution rights to both Landsat 4 and 5 within the United States, and to Indian Remote Sensing satellite data.

         Orbimage. Orbimage is a provider of global space-based imagery. Currently, it has two low-resolution satellites in operation: OrbView 1 and OrbView 2. It has also acquired the rights to market and sell imagery from RadarSat 2, a high-resolution commercial radar imaging satellite being constructed by the Canadian government. Orbimage is also developing two 1-meter resolution satellites, OrbView 3 and OrbView 4, which are scheduled for launch during the second quarter of 2001 and during the third quarter of 2001, respectively, as publicly announced.

         ImageSat. ImageSat International (formerly known as West Indian Space Ltd.) is a joint venture composed of government-owned Israel Aircraft Industries, Electro-Optics Industries, and Core Software Technology Inc. ImageSat has announced plans to launch and operate a constellation of 1.8-meter and 1-meter resolution commercial imaging satellites named EROS. The former is for use by the Israeli government and was launched in December 2000. The latter is for commercial use and is scheduled for launch in 2001. Based upon the announced specification for EROS satellites, we believe that they will offer lower performance than our QuickBird satellite. However, ImageSat is associated with the Israeli government and, if subsidized, could be able to compete aggressively on price. ImageSat's first customer, the Israeli government, has announced that it has reserved the full capacity of ImageSat's first and third satellites in specific geographic areas.

         Although the satellites of each of the companies mentioned above have similar spatial and spectral resolutions as the QuickBird system, based on their public announcements, we believe that our QuickBird system will offer significant technical advantages over the competition.

         We believe that the Orbimage and ImageSat satellites appear to be better suited for reconnaissance than for mapping. QuickBird and IKONOS qualify as both mapping and reconnaissance satellites.

         Space Imaging's IKONOS is designed to offer mapping capability. However, we do not believe that the IKONOS satellite will compete equally with QuickBird in terms of collection capacity and positional accuracy. The IKONOS satellite offers only an 11-kilometer swath, 64 gigabits of storage, and a maximum positional accuracy of four meters. In contrast, we expect QuickBird 2 to offer a 16-kilometer swath width, 128 gigabits of on-board storage, and geolocation accuracy as good as two meters with ground control. We believe we will be able to collect more imagery per day than Orbimage or Space Imaging. Accordingly, we should have more images to sell and should be able to populate our digital archive faster than these competitors.

Strategic Relationships

         We have teamed with the six strategic partners listed below. These partners are leaders in their respective industries, and we believe that their expertise and resources will contribute significantly to establishing EarthWatch as a leader in satellite imaging technology. Our partners are providing us with technology, components, and services that we believe will contribute materially to our business. Each of our partners has an equity stake in EarthWatch, some of which equity stakes were obtained in exchange for providing EarthWatch with goods or services.

ITT Industries

         ITT Industries, Inc. is a leading global supplier of sophisticated military defense systems and industrial components for the transportation, construction and aerospace industries. ITT Industries has provided innovative satellite sensor systems to NASA and the National Oceanic and Atmospheric Administration (NOAA) for more than 25 years. In addition to making an equity investment in EarthWatch in April 1999, ITT Industries entered into a 10-year strategic supplier agreement as integrator of sensors for future EarthWatch systems. ITT Industries will provide such sensors and associated services on a best value basis. We have entered into a contract with ITT Industries under which it provided the QuickBird satellite scheduling and tasking system, and a QuickBird spacecraft simulator. In addition, we have contracted with ITT Industries to assist us in developing technical specifications of the sensors for our next generation satellites.

Ball Aerospace

         Ball Aerospace & Technologies Corp. is a leading supplier of remote sensing, military, and space technology. Ball Aerospace has developed and successfully executed 37 satellite-related projects. Additionally, Ball Aerospace has developed and implemented the in-orbit solution for problems faced by the Hubble Space Telescope's optical system.

As the prime contractor for the QuickBird system, Ball Aerospace provided design, construction, and integration for the imaging payload and spacecraft bus of the QuickBird 1 satellite and is providing similar services for the QuickBird 2 satellite.

Hitachi Software

         Hitachi Software Engineering Company, Ltd. is a leading manufacturer of high technology products and is a major Japanese supplier of GIS software and hardware. Hitachi Software has established relationships in both the military and commercial GIS markets in Asia, which, we believe, are currently the fastest growing GIS markets in the world. Hitachi Software will serve as our master international distributor in Asia.

Nuova Telespazio/Eurimage

         Nuova Telespazio, S.p.A. is a leading owner and operator of satellite data downlink and control facilities in Europe. Nuova Telespazio maintains a large earth observation division with extensive international GIS and mapping capabilities. It is also a part owner of Eurimage, a company that manages the largest European satellite imagery sales and distribution network. Eurimage is our master international distributor in Europe. Under our distributor agreement with Nuova Telespazio, Eurimage will be entitled to purchase our products at discounts of up to 50% of our retail price for end-distribution in their assigned territories.

MacDonald Dettwiler & Associates, Ltd.

         MacDonald Dettwiler & Associates, Ltd. is a leading supplier of ground processing systems for civilian satellite data and has provided our image data archiving and distribution capabilities. In November 1995, Orbital Sciences, one of our competitors, acquired MacDonald Dettwiler. We believe that our rights to software developed by MacDonald Dettwiler and access to alternative providers would allow us to proceed without MacDonald Dettwiler if Orbital Sciences were to prevent MacDonald Dettwiler from providing such assistance. We believe this risk was significantly reduced with the acquisition of shares representing one-third of MacDonald Dettwiler by CAI Capital Partners & Co. II, L.P. in December 1999, and with MacDonald Dettwiler's initial public offering of stock in July 2000.

Datron

         Datron/Transco Inc. provides products and services for emerging radio and satellite communication markets, primarily for ground uplink facilities. Datron is supplying us with ground station equipment for the QuickBird satellites. All three antenna systems to be provided by Datron have been completed and the first two ground station antenna systems have been installed in Fairbanks, Alaska and Tromso, Norway.

Customers

         NASA and NIMA accounted for approximately $1.2 million and $1.8 million, or approximately 38.6% and 54.3%, respectively, of our revenue during the fiscal year ended December 31, 2000. Any termination of our relationships with NASA and NIMA would have a material adverse effect on our current operating results and financial condition. NASA and NIMA retain our services on a case-by-case basis and may choose at any time to use another firm to provide the services that we perform. Therefore, any shift in either NASA's or NIMA's decisions to continue to use our services could also result in substantially reduced revenues for us.


Proprietary Rights

         We have developed proprietary technology relating to our data processing systems, and to our imagery product processing and distribution systems. We also have acquired the right to use technology from our strategic partners. We plan to combine components and systems incorporating our technology and our strategic partners' technology to produce one or more satellites, an image archive, and a distribution network. We do not hold any patents and rely primarily upon copyright and trade secret laws for protection of our proprietary technology. The source code for our own proprietary software is protected as an unpublished copyrighted work and as a trade secret.

         We also generally enter into confidentiality agreements with our employees, consultants, vendors, customers, and licensees, and limit access to our proprietary designs, software, and other confidential information. We own United States trademark registrations for "Digital Globe," a graphic representation of the Digital Globe, "Your Planet Online," and "SOO." We have submitted, and will continue to submit, trademark applications for our operations.

Government Regulation

         Our business is subject to regulation in the United States and abroad.

Commercial remote sensing license

         We have received our licenses from NOAA for QuickBird satellite operations. The licenses contain restrictions to protect the foreign and national security policies of the United States and to implement United States obligations under various international agreements. Under such licenses, we must also provide the United States government with access to, and the use of, our data at commercial market prices. The United States government may limit the commercial distribution of such data in certain circumstances.

Communications frequency license

         We have licenses issued by the Federal Communications Commission or FCC, to operate radio frequency devices aboard our satellites and at ground stations located in the United States. The FCC has allocated to us frequency spectrum for telemetry, tracking and control operations, and data downlinks, and we have obtained a license for QuickBird 2. Also, the FCC has granted us 10-year licenses to operate the ground stations in Fairbanks, Alaska and Longmont, Colorado.

         We have received from the FCC a license to launch and operate two remote-sensing satellites. The license authorizes us to transmit imagery to earth and to perform telemetry, tracking, and command of the satellites. The original license required the satellites to be constructed by July 1999 and to be launched by January 2000. The first satellite was QuickBird 1, which suffered a launch failure in November 2000. As currently amended, the license requires construction of QuickBird 2 to be completed by May 2001, followed by launch no later than December 2001.

         In order to operate internationally and comply with international regulations, the FCC has undertaken the international coordination process before the International Telecommunications Union (ITU) on our behalf. The ITU frequency coordination is necessary to maintain interference protection with other international satellite systems and there is no assurance that this coordination will be completed successfully.

Import authorizations and foreign government licenses

         We may be required to obtain import authorizations or licenses from foreign governments in order to market and distribute EarthWatch data and products, and to operate ground station facilities outside the United States. NOAA must also be notified of any significant agreements with foreign governments or companies who provide for the tasking of satellites or sensors, for real time direct access to unenhanced data, or for high volume data purchase agreements.

Launch license

         We have submitted the required license application to the Office of Defense Trade Controls for QuickBird 2. We could in the future be subjected to new laws, policies, or regulations, or changes in the interpretation or application of existing laws, policies, and regulations that modify the present regulatory environment in the United States or abroad. U.S. regulators could decide to impose limitations on U.S. companies that are currently applicable only to other countries or other regulatory limitations that affect satellite remote imaging operations. Any limitations of this kind could materially adversely affect our business.

Employees

         As of December 31, 2000, we employed 148 full-time employees. Of these employees, 31 are in data systems, 59 are in ground, product, and space operations, 23 are in marketing, sales, and customer service, and 35 are in executive, finance, and administration. By year-end 2000, we increased staffing over year-end 1999 by 22%. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 2.  Properties.

         Our principal executive offices consist of approximately 55,274 square feet of leased space located in Longmont, Colorado. The term of this lease runs through April 2005. Our monthly payments under this lease are approximately $57,000. We also lease approximately ten acres and 400 square feet of space, respectively, for the sites of two ground stations located in Fairbanks, Alaska and Tromso, Norway. The terms for these leases run through July 10, 2005 and until six months following the cessation of QuickBird operations, respectively. Our payments under these leases are approximately $4,000 semi-annually, and approximately $15,000 (based on current exchange rates) annually, respectively.

Item 3.  Legal Proceedings.

         We are not currently a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted for vote to the security holders during the fourth quarter of 2000.

                                    PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

         Market information. There currently is no established public trading market for our common stock or preferred stock.

         Holders. As of December 31, 2000, our common stock and preferred stock were issued and outstanding as follows:


                                                                   Approximate
                                             Shares       Shares    Number of
                         Stock Issue       Authorized  Outstanding   Holders
                     Preferred Stock (1)   45,000,000  41,102,546      83
                        Common Stock      100,000,000     195,420      12

(1) As of December 31, 2000, the preferred stock consists of (i) Ten Million (10,000,000) authorized shares of 7% Cumulative Convertible Redeemable Preferred Stock Due 2009, Series A, par value $0.001 per share, of which 8,051,273 shares are issued; (ii) Ten Million (10,000,000) shares of 7% Cumulative Convertible Redeemable Preferred Stock Due 2009, Series B, par value $0.001 per share, of which 8,051,273 shares are issued; and (iii) Twenty-five Million (25,000,000) shares of 8.5% Cumulative Convertible Redeemable Preferred Stock Due 2009, Series C, of which 25,000,000 shares are issued.

         Dividends. The following is a summary of our dividend policy with respect to shares of our common and preferred stock.

Common stock.

         The holders of our common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available to be paid. We have not paid any dividends to the holders of our common stock and do not intend to pay dividends to such holders in the foreseeable future.

Series A and Series B preferred stock.

         The holders of our Series A preferred stock and Series B preferred stock are entitled to receive cumulative dividends, whether or not declared by our board of directors, at an annual rate of 7% of the liquidation preference amount until no later than June 15, 2002. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31, and commenced on June 30, 1999. Such dividends may be paid, subject to certain limitations, at our option, either in cash or in additional shares of Series A preferred stock or Series B preferred stock, as applicable. After June 15, 2002, dividends will accrue at an annual rate of 7% of the liquidation preference amount and will be payable when, as, and if declared by the board of directors, in cash only. If any dividend is not paid in full in cash on a quarterly payment date after June 15, 2002, the liquidation preference of the Series A preferred stock and Series B preferred stock will be increased by an amount equal to the product of (a) the amount per share not paid divided by the total amount payable per share and (b) one quarter of the dividend rate multiplied by the effective liquidation preference. Under our amended and restated certificate of incorporation, we are prohibited from paying dividends on any shares of stock having rights junior to the Series A and Series B preferred stock until all accumulated dividends have been paid on the Series A and Series B preferred stock.

Series C preferred stock.

         Until June 15, 2002, the holders of our Series C preferred stock are entitled to cumulative dividends, whether or not declared by the board of directors, at an annual rate of 8.5%. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31, and commenced on June 30, 1999. Such dividends may be paid, subject to certain limitations, at our option, either in cash or in additional shares of Series C preferred stock. After June 15, 2002, dividends will accrue at an annual rate of 8.5% of the liquidation preference amount and will be payable when, as, and if declared by the board of directors, in cash only. If any dividend is not paid in full in cash on a quarterly payment date after June 15, 2002, the liquidation preference of the Series C preferred stock will be increased by an amount equal to the product of
(a) the amount per share not paid divided by the total amount payable per share and (b) one quarter of the dividend rate multiplied by the effective liquidation preference. Under our amended and restated certificate of incorporation, we are prohibited from paying dividends on any shares of stock having rights junior to the Series C preferred stock until all accumulated dividends have been paid on the Series C preferred stock.

However, the terms of the indenture restrict our ability to pay dividends on, or make distributions in respect to, our capital stock.

Recent Sales of Unregistered Securities.

The following is a summary of our transactions since January 1, 2000, involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

During fiscal year 2000, we granted options to purchase 3,704,075 shares of common stock under our 1999 Equity Incentive Plan. There were 195,712 shares of common stock issued upon exercise of options and 3,492,627 options outstanding under the Company's stock option plans. All options were granted under Rule 701 promulgated under the Securities Act or, for those employees who are our officers or directors or that are accredited investors, Section 4(2) of the Securities Act.

Appropriate legends are affixed to the stock certificates issued in the transactions listed above. Similar legends were imposed in connection with any subsequent sales of any such securities. Each of the purchasers that are our employees or directors had access to information through their employment by us. Each purchaser was given the opportunity to ask questions of and request information from us. Each investor represented and acknowledged to us in writing that it had this opportunity. Some of the purchasers asked questions and requested information. We complied with all requests that we deemed reasonable.

Item 6.  Selected Financial Data.

         The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in particular, "-Satellite failure" included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 1999 and 2000, and consolidated statement of operations data for each of the three years ended December 31, 2000 and for the period from January 1, 1995 (Inception) to December 31, 2000, have been derived from our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1996 and 1997, and the consolidated balance sheet data as of December 31, 1996, 1997, and 1998, are derived from our historical consolidated financial statements not included in this prospectus. Historical results may not be indicative of results for any future period.

                                                                                                                      Period From
                                                                                                                    January 1, 1995
                                                                                                                     (Inception) to
                                                                    Year Ended December 31,                            December 31,
                                                ---------------------------------------------------------------------
                                                   1996           1997          1998          1999           2000          2000
                                                -----------  -------------  ------------  -------------  ------------  -----------
                                                                             (in thousands)
Consolidated Statement of Operations Data:
Revenue                                         $     1,900  $         437  $      1,809  $       5,913  $      3,336  $    16,387
                                                -----------  -------------  ------------  -------------  ------------  -----------
Cost of goods sold                                    1,922            382         1,905          5,120         2,099       13,140
Selling, general, and administrative                  5,992          8,588         4,975         12,763        15,333       50,081
Research and development                             20,178         19,121         9,113          6,956        13,442       71,936
Gain (loss) from impairment of fixed assets,
   net of insurance recoveries                           --        (25,519)         (599)            --       107,608       81,490
Gain from arbitration settlement                         --             --         1,515             --            --        1,515
Gain (loss) from operations                         (26,192)       (53,173)      (13,268)       (18,926)       80,070      (35,764)
Interest expense                                        (63)           (86)       (1,340)        (5,482)       (4,492)     (11,489)
Interest income                                       2,549          2,528         1,688          4,089         4,104       15,350
Income tax provision                                     --             --            --             --         3,000        3,000
                                                -----------  -------------  ------------  -------------  ------------  -----------
Net income (loss)                               $   (23,706) $     (50,731) $    (12,920) $     (20,319) $     76,682  $   (34,903)
                                                ===========  =============  ============  =============  ============  ===========

Other Consolidated Financial Data:
Capital expenditures                            $    33,952  $      54,271  $     26,037  $      75,238  $     82,640  $   281,415
Cash provided (used) by operating activities        (20,967)       (14,192)       18,136         (6,420)      (18,891)     (43,888)
Cash used by investing activities                   (33,951)       (68,290)      (17,529)       (97,070)      (57,534)    (283,652)
Cash provided (used) by financing activities         68,452         53,668        (1,972)       180,639           (43)     333,265
Ratio of earnings to fixed charges                       --             --            --             --          2.89x          --
Deficiency of earnings to fixed charges             (23,851)       (56,401)      (18,976)       (31,659)           --      (79,443)

Consolidated Balance Sheet Data (end of period):
Cash and cash equivalents                       $    35,224  $       6,410  $      5,045  $      82,193  $      5,726
Total assets                                         90,547        104,299        85,328        271,469       379,378
Total debt                                            1,188         51,511        49,804        167,148       195,485
Mandatorily redeemable preferred stock                   --             --            --        129,978       141,246
Stockholders' equity (deficit)                       83,107         39,737        26,831        (40,114)       26,387

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among others, those listed under "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the Securities and Exchange Commission, including Amendment No. 1 to the Registration Statement on Form S-1 as filed on February 14, 2001. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. Our actual results and the timing of certain events could differ materially from those anticipated in the forward-looking statements.

Overview

         We plan to create and market a variety of information products derived from satellite imagery of the earth's surface. We are currently building a satellite capable of collecting high-resolution digital imagery of the earth's surface, as well as a comprehensive image collection, enhancement, and digital archive system known as our Digital Globe database. Our QuickBird 2 satellite is designed to collect 0.6-meter resolution gray scale and 2.5-meter resolution color imagery of the earth and will have an ability to revisit most areas within three to five days. We plan to launch the QuickBird 2 satellite in October 2001.

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

         We are in an early development stage. Since the merger, we have invested in research and development to develop our satellite system and have incurred substantial operating costs and selling, general, and administrative expenses. We completed and launched EarlyBird 1, our first satellite, in December 1997. However, four days after a successful launch, we lost contact with EarlyBird 1. We were unable to reestablish communications and determined that the satellite was a total loss. Although we launched an additional satellite called the QuickBird 1 on November 20, 2000, it failed to achieve orbit, which resulted in a total loss of the satellite. As a result, we have not generated any significant revenue from our proposed primary satellite imagery business and will not do so until we successfully launch and begin selling imagery generated by QuickBird 2. We have generated only limited revenue from other related projects.

         On April 8, 1999, we completed a recapitalization. As a result, all of our existing common and preferred stock were converted into shares of Series C preferred stock at varying conversion ratios. In connection with the recapitalization, ITT Industries, Inc., Morgan Stanley & Co. Incorporated ("Morgan Stanley"), and entities affiliated with Capital Research and Management Company purchased shares of our common stock, Series A preferred stock, and Series B preferred stock for an aggregate purchase price of approximately $50 million. Morgan Stanley also received one share of common stock. This investment by the new equity partners caused the existing stockholders, including Ball, to become minority owners. As a result, we may have experienced a change in control. Also, we obtained the consent of holders of the notes to amend the indenture governing the notes and change the terms of such securities, including extending their maturity to March 1, 2005.

         On July 12, 1999, we completed a private offering of 199,000 units, consisting of 13% notes and shares of preferred stock. Each unit consisted of a 13% note which had an accreted value of $684.61 and a principal value at maturity in 2007 of $1,000, and 49.095 shares of our 8.5% Series C convertible preferred stock. The offering resulted in aggregate gross proceeds of approximately $136 million. In August 2000, we exchanged all of the original 13% notes for registered 13% notes. We did not receive any proceeds from this exchange offer.

         QuickBird 1 was launched on November 20, 2000, but failed to reach the proper orbit. On November 23, 2000, we filed a proof of loss of the QuickBird 1 remote sensing satellite with the underwriters of the launch insurance policies in accordance with the terms of those policies.

         As of February 28, 2001, the trustees for our 12 1/2% notes and our 13% notes had received the majority of the $265 million in proceeds from our insurance on QuickBird 1, and, accordingly, initiated a tender offer to purchase these notes at a purchase price equal to their accreted value, plus any accrued and unpaid interest to the date of purchase. As of March 26, 2001, the full amount of the insurance proceeds had been received.

         We have realized significant operating losses and negative earnings before interest, taxes, depreciation, and amortization, or EBITDA. We expect our operating expenses to increase as we develop our QuickBird satellite and imaging network, product and service lines, and customer base. We expect our revenue and operating results will vary significantly from period to period.

         Given our growth strategy, we expect to realize significant operating losses at least through the third quarter of 2002 due to anticipated substantial operating expenses, including costs of operating and maintaining QuickBird 2 and related ground stations, costs of processing and delivering imagery products, additional research and development expenses, and expenditures for sales and marketing, as well as increased general and administrative expenses. Our ability to generate operating income and cash flow is primarily dependent upon the timely construction and successful deployment of QuickBird 2 and the development of related ground systems, our ability to develop a customer base and distribution channels for our imagery products and services, and demand for our products and services. Demand and market acceptance for new products and services is subject to a high level of uncertainty. We cannot assure you that our products will achieve significant market acceptance in existing imagery markets or that new markets anticipated by EarthWatch will develop in the expected time periods, if at all.

         Initially, we expect to provide imagery primarily to foreign governments, U.S. government agencies, and large commercial users. We will also target local and municipal governments that currently use aerial and low-resolution satellite imagery for mapping, environmental monitoring, and land use and infrastructure planning. We expect that revenue from government customers will account for a majority of our revenues for the first few years after we begin selling products based on QuickBird 2 imagery. However, we believe that over the next several years, commercial sales will account for an increasing portion of our revenue as our industry demonstrates the utility of satellite imagery-based products.

         We expect to begin generating revenue several months after QuickBird 2 is launched. We will use this initial period to test the system. In the first year of QuickBird 2's operations, we expect that most of our revenues will come from government customers who enter into pre-launch contracts with us. We anticipate that many customers will wait to enter into imagery contracts until after QuickBird 2 is successfully launched and fully operational.

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

Revenue

         Our revenues have been generated primarily from the processing and sale of geographic imagery purchased from third party suppliers. Once our satellite and production facilities are operational, we expect that our principal source of revenue will be from the licensing of our own satellite imagery and imagery enhancement for end users, value-added resellers, and distributors.

         We believe that our first-come, first-served approach to contracting Seconds on Orbit on the QuickBird satellite will appeal to customers who want high priority tasking. We are engaged in discussions with various potential customers, primarily foreign and domestic government agencies, and we believe these discussions will lead to a number of contracts soon after we launch. We have designed our Seconds on Orbit contracts to establish long-term relationships with customers and to encourage them to make significant investments in their ground systems and make significant upfront cash payments. We expect that Seconds on Orbit will represent our largest source of revenue over the next several years. Seconds on Orbit contracts are designated to establish a fixed dollar amount for tasking time on the satellite, which is billed on a quarterly basis, whether or not the rental time or resulting images are used.

         In addition to selling tasking time on a satellite under a Seconds on Orbit contract, we also plan to sell specific images requested by customers.

         We believe that our planned value-added imagery products represent the greatest potential for long-term growth. Such products include licensing of archived EarthWatch and third party imagery, and image processing and enhancement services, and market specific information products. Since familiarity with high-resolution satellite imagery is limited, we expect the markets for these products to develop more slowly than for our Seconds on Orbit and customer requested image products. However, in the longer term, we believe these products have the potential for significant revenue and margins.

Cost of goods sold

         We do not believe that our current costs are indicative of our anticipated costs. Currently, cost of goods sold includes third party geographic imagery sold under contract. Once our satellite and production facilities are operational, cost of goods sold also will include expenses incurred to operate the data and value-added production facilities, ground stations, and satellite operations, as well as depreciation for these facilities. In addition, cost of goods sold will include depreciation of the satellite (once it is placed in service), including launch insurance, capitalized interest, and ground system construction. Since the designed useful life of the satellite is five years, we expect to depreciate it on a straight-line basis over a similar period.

         We do not expect our operating cost of goods sold, including labor in production, satellite operations, and ground operations, to vary significantly with revenues. The level of these costs will be established prior to the launch of QuickBird 2 and we expect them to remain relatively flat thereafter. We expect the costs associated with the purchase and resale of third party data to increase as sales of these products increase.

Selling, general, and administrative expenses

         Selling, general, and administrative expenses include the salaries, benefits, and sales commissions of our distribution, marketing, and customer service personnel, as well as expenses associated with marketing, advertising, and sales programs to support distributor and end user sales. We expect these expenses to increase significantly prior to the launch due to sales staff additions and increased marketing efforts. While a portion of these expenses is fixed, most of them will increase with revenue, particularly sales commissions, which vary directly with sales levels.

         We intend to focus our direct selling efforts on the United States government, foreign national security markets, local governments, and large commercial users. We will market to other users through market specific distributors, value-added resellers, and e-commerce channels. We expect to perform certain value-added services internally, and intend to distribute our imagery to end users through value-added resellers. These resellers can process such data into complex maps and other products for specific applications. As a result, we can limit our initial sales and support infrastructure and leverage the value-added resellers' existing market access and customer relationships, particularly in markets requiring extensive product development, customer education, and long sales cycles.

         Selling, general, and administrative expenses also include the salaries and benefits of the executive staff, accounting, and other corporate expenses. We expect these expenses to decrease in 2001 as a result of staff reductions through the third quarter of 2001, due to the failed launch of QuickBird 1. We expect them to increase after the launch of QuickBird 2 as we begin our planned commercial operations. As these expenses are primarily fixed, we believe they will decrease as a percentage of revenue over time.

Research and development

         Research and development costs are principally expensed as incurred and reflect the cost of the design of the satellites, data processing, value-added production facilities, and ground station systems. We record as research and development expense all engineering costs associated with the preliminary design of our satellites where we maintain the risk associated with design failure. Once the design of the satellite is stable and not subject to significant additional modifications, we capitalize additional costs as investments in satellite equipment. Also included are the costs of research and development for ongoing operational improvements and new product and application development. It is our intention to consistently fund the development of new products, processes, and image applications in addition to developing next generation satellite systems.

Satellite failure

         Due to the loss of our QuickBird 1 satellite on November 20, 2000, we wrote off approximately $157 million of QuickBird 1 costs in fiscal 2000. The impact was a decrease in balance sheet values, specifically, construction in progress (satellite) assets in the year end consolidated financial statements for 2000. We also recognized in fiscal 2000 a receivable in the amount of $265 million for insurance proceeds due to the loss of QuickBird 1, resulting in a net gain on the loss of our satellite of approximately $108 million.

Income taxes

         In connection with our start up expenditures and costs related to the development of the EarlyBird and QuickBird satellites, we have generated significant net operating losses. Our ability to use these net operating losses to offset net income that we may earn in the future may be limited, as we may have experienced an ownership change as defined in the Internal Revenue Code.

Capital expenditures

         We expect to incur significant capital expenditures to construct and launch the QuickBird 2 satellite, and upgrade both our ground stations and other operating systems. As of December 31, 2000, we have spent a total of $247 million for both QuickBird 1 and QuickBird 2 and related systems. The QuickBird 2 satellite is now in final assembly and testing. It has a designed useful life of five years. We expect to spend an additional $90 million to complete, launch, and insure QuickBird 2 and its related systems.

         We have begun to develop plans for the satellites that will replace QuickBird 2. The first replacement satellite is planned for launch by 2005. We expect to incur significant research and development costs and capital expenditures to develop these next generation satellites. We believe these satellites will provide significant additional capacity and significantly increase our revenue opportunities compared to the QuickBird system.

Results of Operations

Year ended December 31, 1999 compared with year ended December 31, 2000

         Revenue. Our revenue has been generated primarily from the processing and licensing of geographic imagery purchased from third-party suppliers. Revenue decreased from $5.9 million in 1999 to $3.3 million in 2000. The decrease is attributable to a lack of contract revenue during the last three quarters of 2000. New and existing contracts contained few scheduled product deliveries during that time, so little revenue was realized. Revenue from the resale of third-party data was $5.5 million for 1999 and $2.7 million for 2000. Revenue from service contracts and sales from archives was $400,000 for 1999 and $600,000 for 2000.

         Cost of goods sold. Our cost of goods sold decreased from $5.1 million in 1999 to $2.1 million in 2000. Costs for both periods primarily consisted of the direct costs associated with obtaining third-party geographic imagery for resale. We do not believe that these costs reflect our anticipated costs of generating satellite imagery once our initial satellite and production facilities are operational, or when acquiring imaging and other data from other sources.

         Selling, general, and administrative expenses. Selling, general, and administrative expenses were $12.8 million in 1999 and $15.3 million in 2000. General and administrative expenses remained relatively consistent at $9.9 million and $9.6 million for 1999 and 2000 respectively. Selling and marketing expenses increased from $2.9 million in 1999 to $5.7 million in 2000 as a result of increases in sales staff and increased marketing efforts in preparation for market entry of the Company's products and services, originally anticipated for year end 2000.

         Research and development. Research and development costs increased from $7.0 million for the year ended December 31, 1999 to $13.4 million for the year ended December 31, 2000. The increase was attributable to additional staff and systems development for launch and satellite systems.

         Loss (gain) from impairment of fixed assets, net of insurance recoveries. No gains or losses from impairment of fixed assets were recognized in 1999, but due to the loss of our QuickBird 1 satellite on November 20, 2000, we wrote off approximately $157 million of QuickBird 1 costs in 2000. The impact was a decrease in balance sheet values, specifically, construction in progress (satellite) assets in the year end consolidated financial statements for 2000. We also recognized in the year 2000, a receivable in the amount of $265 million for insurance proceeds due to the loss of QuickBird 1, resulting in a net gain on the loss of our satellite of approximately $108 million.

         Interest expense. Interest expense decreased from approximately $5.5 million in 1999 to $4.5 million in 2000, as a result of increased capitalization of interest on the higher average balance of construction in progress during 2000.

         Interest income. Interest income of approximately $4.1 million was substantially consistent in 1999 and 2000. Cash available for investment has steadily declined since the unit offering in July 1999 as we have drawn upon these amounts to fund our operations. Although a greater amount of cash was available for investment in the latter half of 1999, interest income for 2000 was approximately the same due to having more funds available during a longer portion of 2000 than in 1999 and overall higher interest rates in 2000.

         Provision for income taxes. Due to losses incurred each year since inception, there was no provision for income taxes recorded until 2000. We recorded a provision for income taxes in 2000 for alternative minimum taxes. We had net operating loss carryforwards of $89.0 million and $134.5 million as of December 31, 1999 and 2000, respectively; however, such deferred tax benefits and the fiscal 2000 alternative minimum tax credit were not recorded as assets because we have no history of profitability. In addition, utilization of net operating loss carryforwards may be subject to limitation, depending on changes in our ownership.

         Net income (loss). We had a net loss of $20.3 million in 1999 versus net income of $76.7 million in 2000. Our net income in 2000 was the result of the recognition of the insurance proceeds from the loss of our QuickBird 1 satellite.

Year ended December 31, 1998 compared with year ended December 31, 1999

         Revenue. Our revenue increased from $1.8 million in 1998 to $5.9 million in 1999. Our revenue generated from service contracts and sales from archives for 1998 and 1999 was $400,000 for each year.

         Cost of goods sold. Our cost of goods sold increased from $1.9 million in 1998 to $5.1 million in 1999. Our costs for third-party geographic imagery increased from $1.2 million in 1998 to $5.1 million in 1999. Our costs for providing services under other service contracts decreased from $700,000 in 1998 to zero in 1999. We do not believe that these costs reflect our anticipated costs of generating satellite imagery once our initial satellite and production facilities are operational, or when acquiring imaging and other data from other sources.

         Selling, general, and administrative expenses. Selling, general, and administrative expenses increased from $5.0 million in 1998 to $12.8 million in 1999. General and administrative expenses increased from $3.2 million in 1998 to $9.9 million in 1999. These increased during 1999 as we implemented new systems and procedures in preparation for full-scale operations. Selling and marketing expenses increased from $1.8 million in 1998 to $2.9 million in 1999.

These increased in 1999 as a result of increases in sales staff and increased marketing efforts in preparation for anticipated market entry of our products and services in 2000.

         Research and development. Research and development costs decreased from $9.1 million in 1998 to $7.0 million in 1999. Costs associated with the design of the satellites decreased from $3.3 million in 1998 to $2.5 million in 1999. The remaining research and development costs were associated with the design of the archival and value-added production facilities for image data, ground stations, and satellite control operations.

         Interest expense. Interest expense increased from approximately $1.3 million in 1998 to $5.5 million in 1999, as a result of increased capitalization of interest on the higher average balance of construction in progress during 1999 and the additional debt outstanding.

         Interest income. Interest income increased from approximately $1.7 million in 1998 to $4.1 million in 1999. As a result of the unit offering in July of 1999, there was a significantly greater amount of cash available for investment during the latter half of 1999.

     Provision for income taxes. Due to losses incurred during 1999, there was no provision for income taxes recorded. As of December 31, 1999, we had approximately $89.0 million in net operating loss carryforwards; however, such deferred tax benefits were not recorded as an asset because we have no history of profitability. In addition, utilization of net operating loss carryforwards may be subject to limitation, depending on changes in our ownership.

     Net income (loss). We had net losses of $12.9 million and $20.3 million in 1998 and 1999, respectively.

Year ended December 31, 1997 compared with year ended December 31, 1998

     Revenue. We did not generate any significant revenue in 1997 or 1998 from our primary business, the sale of licenses for the use of overhead geographic imagery. Our total revenue increased from $437,000 in 1997 to $1.8 million in 1998. Of these amounts, we generated $402,000 and $1.4 million in 1997 and 1998, respectively, from sales of third party geographic imagery. In 1997, we received $35,000 in revenue under a service contract with CTA Incorporated for assisting in the construction of a satellite for NASA. In 1998, we also derived revenue of $358,000 from sales of aerial imagery and production services.

     Cost of goods sold. Our cost of goods sold increased from $382,000 in 1997 to $1.9 million in 1998. A substantial portion of this increase in 1998 resulted from costs of $1.3 million incurred in connection with processing third party geographic imagery. In 1997 and 1998, we incurred costs of $326,000 and $651,000, respectively, that were attributable to services provided under services contracts. In 1997, we incurred costs of $56,000 under our CTA service contract.

     Selling, general, and administrative expenses. Our selling, general, and administrative expenses decreased from $8.6 million in 1997 to $5.0 million in 1998. General and administrative expenses declined from $4.5 million in 1997 to $3.2 million in 1998, while selling and marketing expenses declined from $4.1 million in 1997 to $1.8 million in 1998. Substantially all of this decrease was attributable to reduced business activity and staffing after the failure of EarlyBird 1.

     Research and development. Our research and development costs declined from $19.1 million in 1997 to $9.1 million in 1998. A decrease in satellite design expenses from $10.9 million in 1997 to $3.3 million in 1998 accounted for a significant portion of this decrease. Other research and development expenses, including design costs related to imagery processing and archival facilities, ground stations, and satellite control operations also decreased, largely as a result of deferred development projects in 1998.

     Loss (gain) from impairment of fixed assets, net of insurance recoveries. In 1997 and 1998, we recorded losses from the impairment of fixed assets of $25.5 million and $599,000, respectively, in connection with the loss of EarlyBird 1 and our decision not to continue with the EarlyBird program. The loss from impairment of fixed assets that we recorded in 1997 represented the total accumulated construction costs of EarlyBird 1, EarlyBird 2, and related ground equipment, net of $29.0 million in insurance proceeds received in connection with the failure of EarlyBird 1. We subsequently determined that some of the imagery processing software developed for EarlyBird was not usable for QuickBird imagery. Accordingly, in 1998 we recorded an additional loss from impairment of fixed assets of $599,000, equal to the total accumulated development costs of such software.

     Gain from arbitration settlement. In 1998, we recorded a gain of $1.5 million as a result of the reversal of certain accrued construction in progress expenses in connection with an arbitration settlement with Orbital Sciences Corporation, the builder of the EarlyBird 1 satellite. This settlement offset, in part, $3.3 million in expenses related to certain unpaid invoices previously included in loss from impairment of fixed assets in 1997.

         Interest expense. Interest expense increased from approximately $0.1 million in 1997 to $1.3 million in 1998, as a result of increased capitalization of interest on the higher average balance of construction in progress during 1998.

         Interest income. Interest income decreased from approximately $2.5 million in 1997 to $1.7 million in 1998 as a result of lower cash balances available for investment.

     Provision for income taxes. Due to losses incurred in 1997 and 1998, we recorded no provision for income taxes in either year. As of December 31, 1997 and 1998, we had $67.3 million and $79.6 million, respectively, in net operating loss carryforwards. We have not recorded such deferred tax benefits as assets because we have had no history of profitability.

     Net income (loss). We had net losses of $50.7 million and $12.9 million in 1997 and 1998, respectively. Of the 1997 net loss, $25.5 million was associated with the failure of the EarlyBird 1 satellite.

Liquidity and Capital Resources

         Since our recapitalization, our primary sources of liquidity have been private sales of equity and debt securities to our strategic partners, including Ball Corporation, Capital Research and Management, Hitachi, ITT Industries, and Morgan Stanley. In April 1999, we received net proceeds of $48.3 million from the sale of preferred stock in connection with our recapitalization. In July 1999, we received net proceeds of $130.2 million from our offering of 13% Notes and shares of Series C preferred stock. See Note 6 to our Consolidated Financial Statements contained herein.

         We have used this liquidity, together with approximately $29.0 million of insurance proceeds from the loss of EarlyBird 1, for general corporate purposes, including primarily developing and constructing satellites, constructing ground stations, developing imagery processing and storage facilities, and launching and insuring our QuickBird 1 satellite. Pending the use of such proceeds, we invest such funds in short-term, interest-bearing, investment-grade securities. As of December 31, 1999 and 2000, we had $82.2 and $5.7 million, respectively, in cash and cash equivalents. For the years ended December 31, 1998, 1999, and 2000, we reported net cash flows from operations of $18.1 million, ($6.4 million), and ($18.9 million), respectively.

         Our working capital and capital expenditure requirements were substantial during the three-year period ended December 31, 2000. Such expenditures consisted primarily of selling, general, and administrative expenses, research and development activities and capital expenditures for the QuickBird program. Capital expenditures totaled $26.0 million, $75.2 million, and $82.6 million for the years ended December 31, 1998, 1999, and 2000, respectively. In addition, we used a portion of the proceeds of the debt and equity financing to purchase securities to be held in escrow for use in paying the premiums on the launch insurance.

         Due to the loss of our QuickBird 1 satellite on November 20, 2000, we wrote off approximately $157 million of QuickBird 1 costs in 2000. The impact was a decrease in construction in progress (satellite) assets as of December 31, 2000. We also recognized in the year 2000, a restricted receivable in the amount of $265 million for insurance proceeds due to the loss of QuickBird 1, resulting in a net gain on the loss of our satellite of approximately $108 million.

         As of February 28, 2001, the trustees for our 12 1/2% notes and our 13% notes had received the majority of the $265 million in proceeds from our insurance on QuickBird 1, and, accordingly, initiated a tender offer to purchase these notes at a purchase price equal to their accreted value, plus any accrued and unpaid interest to the date of purchase. As of March 26, 2001, the full amount of the insurance proceeds had been received.

         We are currently working with holders of the notes and other existing shareholders to not have a certain amount of the notes tendered. Because we do not yet know the extent to which holders of the notes will tender in our repurchase offer, we cannot predict what funds we will have available for the purchase of insurance and other funding needs. Therefore, we are evaluating our alternatives for raising financing and obtaining transit and launch insurance covering QuickBird 2. Without some form of additional financing, we believe that cash on hand and expected cash flow from operations will not be sufficient to fund our capital expenditures and operations, including the launch of QuickBird 2 and all insurance premiums.

         We cannot assure you that we will obtain or have sufficient funds to meet our liquidity needs, including our anticipated capital expenditures, or that these expenditures will fall within our estimates. We may also need to raise additional capital to support the construction and deployment of our next generation satellites. We may need to refinance all or a portion of our indebtedness, but we may not be able to do so on commercially reasonable terms, or at all. In addition, if we face any launch delays, if the system takes longer to become operational, if technical or regulatory developments require that we modify the design of the EarthWatch system, if we are unable to achieve our revenue targets, or if we incur other additional unforeseen costs, we may require additional capital. We do not have a revolving credit facility or other source of readily available capital. Therefore, any shortfall in funds available for our operations or to service our debt would cause us serious liquidity problems.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         We invest our cash and cash equivalents in short-term, U.S. dollar interest-bearing, investment grade securities. We hold all investments through maturity and none are held longer than 90 days. As of December 31, 2000, the interest rates on these investments have not fluctuated more than one percentage point since they were purchased. We do not currently hold any derivative instruments and do not engage in hedging activities. Also, we currently do not hold any variable interest rate debt or lines of credit, and currently do not generally enter into any transactions denominated in a foreign currency. Therefore, our exposure to interest rate and foreign exchange fluctuations is minimal.

         As of December 31, 2000, we estimated the fair value of our debt to be approximately $225.9 million using the accreted value plus accrued and unpaid interest as of that date. This methodology was utilized as a result of the Company's requirement to make a repurchase offer for such notes upon receiving the insurance proceeds from the QuickBird 1 launch insurance policies. Upon closing of the tender offer, the fair value of any untendered notes will depend upon rates for similar instruments at that time. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.

Item 8.  Financial Statements and Supplementary Data.



                         INDEX TO FINANCIAL STATEMENTS

                                                                 Page

        Report of Independent Accountants                         23
        Consolidated Balance Sheet                                24
        Consolidated Statement of Operations                      25
        Consolidated Statement of Cash Flows                      26
        Consolidated Statement of Stockholders' Equity (Deficit)  27
        Notes to Consolidated Financial Statements                28

EarthWatch Incorporated
(A Development Stage Company)

Report of Independent Accountants

--------------------------------------------------------------------------------


To the Board of Directors and Stockholders of EarthWatch Incorporated:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of EarthWatch Incorporated (a development stage company) and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and for the period from January 1, 1995 (Inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a recent satellite launch failure and, in accordance with the terms of its outstanding debt instruments, has initiated a tender offer for such instruments with the proceeds from the related launch insurance policies. These events raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Denver, Colorado
March 29, 2001

EarthWatch Incorporated
(A Development Stage Company)

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                                                              December 31,
                                                                                                    ------------------------------
                                                                                                         1999           2000
                                                                                                    --------------- --------------
                                         ASSETS
Current Assets:
     Cash and cash equivalents                                                                      $   82,193,314  $    5,725,779
     Accounts receivable, net of allowance for doubtful accounts of $90,646 and zero, respectively         768,029         251,408
     Insurance proceeds receivable - restricted                                                                  -     265,000,000
     Investment securities                                                                               3,026,480               -
     Investment securities - restricted                                                                 28,374,848       6,295,382
     Other current assets                                                                                  968,769         398,101
                                                                                                    --------------  --------------
          Total current assets                                                                         115,331,440     277,670,670
                                                                                                    --------------  --------------
Property, plant, and equipment:
     Construction in progress                                                                          143,716,962      89,716,474
     Computer equipment and software                                                                    12,275,986      15,365,444
     Machinery and equipment                                                                             5,665,918       5,770,640
     Furniture and fixtures                                                                              1,113,073       1,281,911
                                                                                                    --------------  --------------
          Total property, plant, and equipment                                                         162,771,939     112,134,469
     Accumulated depreciation and amortization                                                         (12,031,861)    (15,419,714)
                                                                                                    --------------  --------------
          Net property, plant, and equipment                                                           150,740,078      96,714,755
                                                                                                    --------------  --------------

Debt issuance costs, net                                                                                 5,069,065       4,682,127
Other assets                                                                                               328,537         310,664
                                                                                                    --------------  --------------
          TOTAL ASSETS                                                                              $  271,469,120  $  379,378,216
                                                                                                    ==============  ==============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities:
     Accounts payable                                                                               $   12,307,440  $   11,289,385
     Accounts payable to related parties                                                                   645,464         982,232
     Accrued expenses                                                                                    1,503,408       3,988,060
     Current portion of long-term debt                                                                      92,743     195,484,650
                                                                                                   ---------------  --------------
          Total current liabilities                                                                     14,549,055     211,744,327
Long-term debt, net                                                                                    167,055,390               -
                                                                                                    --------------  --------------
          Total liabilities                                                                            181,604,445     211,744,327
                                                                                                    --------------  --------------

Mandatorily redeemable preferred stock due 2009
     7% Cumulative convertible - Series A; $.001 par value; 10,000,000 shares authorized; 7,505,765 and 8,051,273 shares issued and outstanding as of December 31, 1999 and 2000, respectively; aggregate liquidation
           preference of $28,179,456 as of December 31, 2000                                            25,478,661      27,473,699
     7% Cumulative convertible - Series B; $.001 par value, 10,000,000 shares authorized;
           7,505,765 and 8,051,273 shares issued and outstanding as of December 31,
           1999 and 2000, respectively; aggregate liquidation preference of $28,179,456
           as of December 31, 2000                                                                      25,478,661      27,473,699
     8.5%  Cumulative convertible - Series C; $.001 par value; 25,000,000 shares authorized; 22,987,305 and 25,000,000 shares issued and outstanding as of December 31, 1999 and 2000, respectively; aggregate liquidation
           preference of $87,577,914 as of December 31, 2000                                            79,021,011      86,298,993
                                                                                                    --------------  --------------
                    Total mandatorily redeemable preferred stock                                       129,978,333     141,246,391
                                                                                                    --------------  --------------

Stockholders' equity (deficit)
     Common stock; $.001 par value; 100,000,000 shares authorized, 1 and 195,420
     shares issued and outstanding at December 31, 1999 and 2000, respectively                                   -             195
     Additional paid-in capital                                                                         71,587,153      61,824,829
     Deferred stock compensation                                                                                 -        (534,600)
     Accumulated other comprehensive loss                                                                 (115,953)              -
     Deficit accumulated during the development stage                                                 (111,584,858)    (34,902,926)
                                                                                                    --------------  --------------
          Total stockholders' equity (deficit)                                                         (40,113,658)     26,387,498
                                                                                                    --------------  --------------
          TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND
                    STOCKHOLDERS' EQUITY (DEFICIT)                                                  $ 271,469,120   $  379,378,216
                                                                                                    ==============  ==============

      The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                                                                  Period from
                                                                                                                January 1, 1995
                                                                                                                 (Inception) to
                                                                      Year Ended December 31,                     December 31,
                                                      --------------------------------------------------------
                                                            1998                1999               2000               2000
                                                      -----------------  ------------------  -----------------  -----------------
 Revenue                                                   $ 1,808,573         $ 5,913,310        $ 3,336,052       $ 16,387,491

 Cost of goods sold                                          1,904,867           5,120,575          2,098,513         13,140,239
                                                      -----------------  ------------------  -----------------  -----------------
            Gross profit (loss)                                (96,294)            792,735          1,237,539          3,247,252
                                                      -----------------  ------------------  -----------------  -----------------

 Expenses:
       Selling, general, and administrative                  4,975,232          12,762,636         15,332,973         50,080,515
       Research and development                              9,112,745           6,956,244         13,442,214         71,935,782
       Loss (gain) from impairment of fixed assets,
       net of insurance recoveries                             599,015                   -       (107,607,601)       (81,489,890)
       Gain from arbitration settlement                     (1,514,776)                  -                  -         (1,514,776)
                                                      -----------------  ------------------  -----------------  -----------------
            Total expenses                                  13,172,216          19,718,880        (78,832,414)        39,011,631
                                                      -----------------  ------------------  -----------------  -----------------

 Gain (loss) from operations                               (13,268,510)        (18,926,145)        80,069,953        (35,764,379)
 Interest expense                                           (1,339,599)         (5,481,820)        (4,492,399)       (11,488,910)
 Interest income                                             1,688,554           4,089,199          4,104,378         15,350,363
                                                      -----------------  ------------------  -----------------  -----------------
            Income (loss) before provision
              for income taxes                             (12,919,555)        (20,318,766)        79,681,932        (31,902,926)

 Provision for income taxes                                          -                   -         (3,000,000)        (3,000,000)
                                                      -----------------  ------------------  -----------------  -----------------
            Net income (loss)                              (12,919,555)        (20,318,766)        76,681,932        (34,902,926)

 Mandatorily redeemable preferred stock dividends
       and accretion                                                 -          (6,690,537)       (11,268,058)       (17,958,595)
                                                      -----------------  ------------------  -----------------  -----------------
            Net income (loss) attributable to
               common stockholders                       $ (12,919,555)      $ (27,009,303)      $ 65,413,874      $ (52,861,521)
                                                      =================  ==================  =================  =================

      The  accompanying notes are an integal part of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                                       Period from
                                                                                                                     January 1, 1995
                                                                                                                      (Inception) to
                                                                                Year Ended December 31,                December 31,
                                                                    ------------------------------------------------
                                                                         1998            1999             2000             2000
                                                                    --------------- ---------------  ---------------  --------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                   $ (12,919,555)  $ (20,318,766)    $ 76,681,932   $ (34,902,926)
 Adjustments to reconcile net loss to net cash used by
 operating activities:
       Depreciation expense                                              4,383,188       3,885,611        3,775,680      17,001,745
       Non-cash interest expense                                           789,298       4,752,339        4,428,974      10,097,380
       Non-cash (gain) loss from disposals and impairments of property
           plant, and equipment, net of insurance recoveries               667,358           3,346     (107,607,601)    (50,886,959)
       Non-cash stock compensation                                               -               -          921,400         921,400
       Changes in assets and liabilities:
           Accounts receivable, net                                     28,329,903         (47,995)         516,621         747,717
           Other assets                                                  1,243,312        (458,088)         588,541        (486,391)
           Accounts payable                                             (2,153,712)      8,001,287       (1,018,055)     10,776,776
           Accounts payable - related parties                           (2,484,767)       (763,291)         336,768         982,232
           Accrued expenses                                                280,716      (1,474,643)       2,484,652       1,861,270
                                                                    --------------- ---------------  ---------------  --------------

               Net cash provided (used) by operating activities         18,135,741      (6,420,200)     (18,891,088)    (43,887,756)
                                                                    --------------- ---------------  ---------------  --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of investment securities                                       (882,000)    (27,686,994)               -     (45,148,332)
 Proceeds from maturities of investment securities                       5,431,000       5,853,910       25,105,946      38,694,856
 Proceeds from sales of property, plant, and equipment                   3,959,280           1,213                -       4,216,978
 Constuction in progress additions                                     (25,912,268)    (72,681,412)     (78,888,733)   (265,853,954)
 Other property, plant, and equipment additions                           (124,893)     (2,557,024)      (3,750,845)    (15,561,468)
                                                                    --------------- ---------------  ---------------  --------------

               Net cash used by investing activities                   (17,528,881)    (97,070,307)     (57,533,632)   (283,651,920)
                                                                    --------------- ---------------  ---------------  --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of long-term notes, net                                  -      97,450,086                -     145,718,374
 Proceeds from issuance of preferred and common stock, net                  50,872      83,512,114           49,929     191,172,334
 Cash acquired in merger                                                         -               -                -         916,457
 Principal payments on debt                                             (2,023,118)       (322,984)         (92,744)     (4,541,710)
                                                                    --------------- ---------------  ---------------  --------------

               Net cash provided (used) by financing activities         (1,972,246)    180,639,216          (42,815)    333,265,455
                                                                    --------------- ---------------  ---------------  --------------

               Net increase (decrease) in cash and cash equivalents     (1,365,386)     77,148,709      (76,467,535)      5,725,779
 Cash and cash equivalents, beginning of period                          6,409,991       5,044,605       82,193,314               -
                                                                    --------------- ---------------  ---------------  --------------
 Cash and cash equivalents, end of period                              $ 5,044,605    $ 82,193,314      $ 5,725,779     $ 5,725,779
                                                                    =============== ===============  ===============  ==============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                                   $ 6,344,475     $ 3,150,575          $ 3,153    $ 12,671,661

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES
       Assets acquired pursuant to capital-lease and financing
       obligations                                                     $         -     $         -      $         -    $  4,599,935
       Net book value of assets acquired in merger                               -               -                -       4,290,496
       Liabilities assumed in merger                                             -               -                -       3,738,588
       Stockholder advances converted to equity                                  -               -                -       1,030,000
       Property in-kind contributed by stockholder                               -               -                -       7,521,028
       Non-cash interest capitalized in construction in progress         6,056,000      11,340,000       24,328,936      47,539,936
       Issuance of mandatorily redeemable preferred stock                        -      39,765,364       10,940,902      50,706,266

 The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)


Consolidated Statement of Stockholders' Equity (Deficit)
---------------------------------------------------------------------------------------------------------------------------------
                                                         Convertible                 Convertible             Convertible Senior
                                                           Series A                    Series B                   Series C
                                                        Preferred Stock             Preferred Stock           Preferred Stock
                                                    ------------------------    -------------------------  ----------------------
                                                      Shares       Amount        Shares        Amount       Shares       Amount
                                                    ----------  ------------    ---------    ------------  ---------    ---------
Balance at January 1, 1995 (inception)                       -  $          -            -    $          -           -   $      -
Issuance of stock in exchange for future
   cash contributions and contributions
   of property in-kind                               8,000,000    14,400,000            -               -           -          -
Contribution of net assets in merger                 5,362,285       551,908            -               -           -          -
Issuance of common stock for services
   and for stock options exercised                           -             -            -               -           -          -
Issuance of preferred stock                          5,475,001    21,712,635      189,040       1,890,400           -          -
Property in-kind, conversion of debt, and
   cash contributions from stockholder                       -             -            -               -           -          -
Net and comprehensive income (loss)                          -             -            -               -           -          -
                                                    ----------  ------------    ---------    ------------  ----------   --------
Balance at December 31, 1995                        18,837,286    36,664,543      189,040       1,890,400           -          -
Restatement of capital stock and additional
   paid-in capital for reincorporation as
   of January 1, 1996                                        -   (36,645,706)           -      (1,890,211)          -          -
Issuance of stock in exchange for property
   in-kind and other, net                              513,124           513       22,260              22           -          -
Issuance of preferred stock                                  -             -      100,000             100   7,000,000      7,000
Property in-kind contributed by stockholder                  -             -            -               -           -          -
Net and comprehensive income (loss)                          -             -            -               -           -          -
                                                    ----------  ------------    ---------    ------------  ----------   --------
Balance at December 31, 1996                        19,350,410        19,350      311,300             311   7,000,000      7,000
Issuance of common stock                                     -             -            -               -           -          -
Issuance of common stock for services
   and for stock options exercised                           -             -            -               -           -          -
Issuance of preferred stock                                  -             -            -               -           -          -
Other                                                        -             -            -               -           -          -
Net and comprehensive income (loss)                          -             -            -               -           -          -
                                                    ----------  ------------    ---------    ------------  ----------   --------
Balance at December 31, 1997                        19,350,410        19,350      311,300             311   7,000,000      7,000
Issuance of preferred and common stock for
   stock options exercised                              17,916            18            -               -           -          -
Net and comprehensive income (loss)                          -             -            -               -           -          -
                                                    ----------  ------------    ---------    ------------  ----------   --------
Balance at December 31, 1998                        19,368,326        19,368      311,300             311   7,000,000      7,000
Issuance of preferred and common stock for
   stock options exercised                                   -             -            -               -           -          -
Issuance of common stock for warrants
   exercised                                                 -             -            -               -           -          -
Surrender and cancellation of shares from
   Ball Technologies Holdings Corp.                 (2,761,983)       (2,762)           -               -           -          -
Reclassification of preferred and common
   stock into Series C 8.5% Cumulative
   Convertible Redeemable Preferred Stock
   Due 2009 in connection with the
   recapitalization                                (16,606,343)      (16,606)    (311,300)           (311) (7,000,000)    (7,000)
Issuance of preferred and common stock
   in connection with the recapitalization                   -             -            -               -           -          -
Mandatorily redeemable preferred stock
   dividends and accretion                                   -             -            -               -           -          -
Net and comprehensive income (loss)                          -             -            -               -           -          -
                                                    ----------  ------------    ---------    ------------  ----------   --------
Balance at December 31, 1999                                 -             -            -               -           -          -
Issuance of preferred and common stock
   for stock options exercised                               -             -            -               -           -          -
Deferred stock compensation                                  -             -            -               -           -          -
Amortization of deferred stock compensation                  -             -            -               -           -          -
Mandatorily redeemable preferred stock
   dividends and accretion                                   -             -            -               -           -          -
Net and comprehensive income (loss)                          -             -            -               -           -          -
                                                    ----------  ------------    ---------    ------------  ----------   --------
Balance at December 31, 2000                                 -  $          -            -    $          -           -   $      -
                                                    ==========  ============    =========    ============  ==========   ========

-----------------------------------------------------------------------------------------------------------------------------------
                                                       Convertible
                                                        Series D
                                                      Preferred Stock           Common Stock             Additional
                                                    --------------------  ---------------------------      Paid-in
                                                     Shares     Amount      Shares           Amount        Capital        Other
                                                    -------    ---------  ------------      ---------    ----------   ------------
Balance at January 1, 1995 (inception)                     -   $     -               -      $       -    $          - $          -
Issuance of stock in exchange for future
   cash contributions and contributions
   of property in-kind                                     -         -               1              -               -  (14,400,000)
Contribution of net assets in merger                       -         -               -              -               -            -
Issuance of common stock for services
   and for stock options exercised                         -         -          79,500         63,600               -            -
Issuance of preferred stock                                -         -               -              -               -            -
Property in-kind, conversion of debt, and
   cash contributions from stockholder                     -         -               -              -               -   13,381,523
Net and comprehensive income (loss)                        -         -               -              -               -            -
                                                 -----------     -----    ------------      ---------    ------------ ------------
Balance at December 31, 1995                               -         -          79,501         63,600               -   (1,018,477)
Restatement of capital stock and additional
   paid-in capital for reincorporation as
   of January 1, 1996                                      -         -               -        (63,521)     38,599,438            -
Issuance of stock in exchange for property
   in-kind and other, net                                  -         -               -              -       2,288,561            -
Issuance of preferred stock                          400,000       400               -              -      69,833,305            -
Property in-kind contributed by stockholder                -         -               -              -         (25,944)   1,018,477
Net and comprehensive income (loss)                        -         -               -              -               -            -
                                                 -----------     -----    ------------      ---------    ------------ ------------
Balance at December 31, 1996                         400,000       400          79,501             79     110,695,360            -
Issuance of common stock                                   -         -               -              -       1,229,240            -
Issuance of common stock for services
   and for stock options exercised                         -         -          69,416             70          55,463            -
Issuance of preferred stock                          600,000       600               -              -       5,999,400            -
Other                                                      -         -               -              -          (4,773)           -
Net and comprehensive income (loss)                        -         -               -              -               -            -
                                                 -----------     -----    ------------      ---------    ------------ ------------
Balance at December 31, 1997                       1,000,000     1,000         148,917            149     117,974,690            -
Issuance of preferred and common stock for
   stock options exercised                                 -         -          54,631             55          50,799            -
Net and comprehensive income (loss)                        -         -               -              -               -            -
                                                 -----------     -----    ------------      ---------    ------------ ------------
Balance at December 31, 1998                       1,000,000     1,000         203,548            204     118,025,489            -
Issuance of preferred and common stock for
   stock options exercised                                 -         -           1,000              1             799            -
Issuance of common stock for warrants
   exercised                                               -         -       1,556,000          1,556          14,004            -
Surrender and cancellation of shares from
   Ball Technologies Holdings Corp.                        -         -               -              -           2,762            -
Reclassification of preferred and common
   stock into Series C 8.5% Cumulative
   Convertible Redeemable Preferred Stock
   Due 2009 in connection with the
   recapitalization                               (1,000,000)   (1,000)     (1,760,548)        (1,761)    (39,765,364)           -
Issuance of preferred and common stock
   in connection with the recapitalization                 -         -               1              -               -            -
Mandatorily redeemable preferred stock
   dividends and accretion                                 -         -               -              -      (6,690,537)           -
Net and comprehensive income (loss)                        -         -               -              -               -            -
                                                 -----------     -----    ------------      ---------    ------------ ------------
Balance at December 31, 1999                               -         -               1              -      71,587,153            -
Issuance of preferred and common stock
   for stock options exercised                             -         -         195,419            195          49,734            -
Deferred stock compensation                                -         -               -              -       1,456,000   (1,456,000)
Amortization of deferred stock compensation                -         -               -              -               -      921,400
Mandatorily redeemable preferred stock
   dividends and accretion                                 -         -               -              -     (11,268,058)           -
Net and comprehensive income (loss)                        -         -               -              -               -            -
                                                 -----------     -----    ------------      ---------    ------------ ------------
Balance at December 31, 2000                               -     $   -         195,420      $     195    $ 61,824,829 $   (534,600)
                                                 ===========     =====    ============      =========    ============ ============

                                                       Accumulated   Deficit Accumulated
                                                          Other           During the             Total
                                                      Comprehensive     Development          Stockholders'
                                                      Income (Loss)         Stage           Equity (Deficit)
                                                      ------------   -------------------    ----------------
Balance at January 1, 1995 (inception)                $         -         $           -      $          -
Issuance of stock in exchange for future
   cash contributions and contributions
   of property in-kind                                          -                     -                 -
Contribution of net assets in merger                            -                     -           551,908
Issuance of common stock for services
   and for stock options exercised                              -                     -            63,600
Issuance of preferred stock                                     -                     -        23,603,035
Property in-kind, conversion of debt, and
   cash contributions from stockholder                          -                     -        13,381,523
Net and comprehensive income (loss)                             -            (3,909,208)       (3,909,208)
                                                      -------------       -------------      ------------
Balance at December 31, 1995                                    -            (3,909,208)       33,690,858
Restatement of capital stock and additional
   paid-in capital for reincorporation as
   of January 1, 1996                                           -                     -                 -
Issuance of stock in exchange for property
   in-kind and other, net                                       -                     -         2,289,096
Issuance of preferred stock                                     -                     -        69,840,805
Property in-kind contributed by stockholder                     -                     -           992,533
Net and comprehensive income (loss)                             -           (23,706,344)      (23,706,344)
                                                      -------------       -------------      ------------
Balance at December 31, 1996                                    -           (27,615,552)       83,106,948
Issuance of common stock                                        -                     -         1,229,240
Issuance of common stock for services
   and for stock options exercised                              -                     -            55,533
Issuance of preferred stock                                     -                     -         6,000,000
Other                                                           -                     -            (4,773)
Net and comprehensive income (loss)                        80,400           (50,730,985)      (50,650,585)
                                                      -------------       -------------      ------------
Balance at December 31, 1997                               80,400           (78,346,537)       39,736,363
Issuance of preferred and common stock for
   stock options exercised                                      -                     -            50,872
Net and comprehensive income (loss)                       (36,971)          (12,919,555)      (12,956,526)
                                                      -------------       -------------      ------------
Balance at December 31, 1998                               43,429           (91,266,092)       26,830,709
Issuance of preferred and common stock for
   stock options exercised                                      -                     -               800
Issuance of common stock for warrants
   exercised                                                    -                     -            15,560
Surrender and cancellation of shares from
   Ball Technologies Holdings Corp.                             -                     -                 -
Reclassification of preferred and common
   stock into Series C 8.5% Cumulative
   Convertible Redeemable Preferred Stock
   Due 2009 in connection with the
   recapitalization                                             -                     -       (39,792,042)
Issuance of preferred and common stock
   in connection with the recapitalization                      -                     -                 -
Mandatorily redeemable preferred stock
   dividends and accretion                                      -                     -        (6,690,537)
Net and comprehensive income (loss)                      (159,382)          (20,318,766)      (20,478,148)
                                                      -------------       -------------      ------------
Balance at December 31, 1999                             (115,953)         (111,584,858)      (40,113,658)
Issuance of preferred and common stock
   for stock options exercised                                  -                     -            49,929
Deferred stock compensation                                     -                     -                 -
Amortization of deferred stock compensation                     -                     -           921,400
Mandatorily redeemable preferred stock
   dividends and accretion                                      -                             (11,268,058)
Net and comprehensive income (loss)                       115,953            76,681,932        76,797,885
                                                      -------------       -------------      ------------
Balance at December 31, 2000                          $         -         $ (34,902,926)     $ 26,387,498
                                                      =============       =============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   General Information and Financial Condition

         EarthWatch Incorporated and its subsidiaries ("EarthWatch" or the "Company"), a development stage company, was incorporated on September 30, 1994 under the laws of the State of Colorado and, on August 21, 1995, was reincorporated in the State of Delaware. The Company commenced operations on March 31, 1995 with the contribution of the net assets of WorldView Imaging Corporation ("WorldView") and certain assets of Ball Corporation ("Ball") (the "Merger") (See "Note 3--Merger Agreement"). The Company is a supplier of digital geographic imagery and is building high-resolution commercial imaging satellites to generate high-quality, direct-to-desktop digital imagery of the earth's surface. The Company's current and anticipated customers include utility, real estate, engineering, transportation, agricultural, and media companies as well as federal, state, and local governments.

         On November 20, 2000, the QuickBird 1 satellite was launched from Plesetsk, Russia. QuickBird 1 failed to achieve orbit, which resulted in a total loss of the satellite and its write off totaling $157 million in fiscal 2000. In December 2000, the Company filed insurance claims for the loss of the satellite with its various insurance carriers totaling $265 million (the full amount of which was received as of March 26, 2001), resulting in a net gain on the loss of the satellite of approximately $108 million in fiscal 2000. The Company is currently in the process of negotiating, with new and existing investors, debt and equity financing with which it will fund future operations. The Company's ability to continue as a going concern and to generate positive future operating and net cash flows is dependent upon its ability to successfully negotiate such financing, launch, insure and operate QuickBird 2, and to produce and market digital imagery in commercial quantities.

2.   Summary of Significant Accounting Principles

     Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany investments, accounts, and transactions have been eliminated.

     Cash and Cash Equivalents

         The Company considers all highly liquid investments, excluding restricted investment securities, purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at amortized cost.

     Investment Securities

         The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that individual debt and equity securities be classified into one of three categories: trading, held to maturity, or available for sale. The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation at each balance sheet date.

     Property and Equipment

         Property and equipment are recorded at cost. Pursuant to SFAS No. 34, Capitalization of Interest Cost, the cost of significant assets includes capitalized interest incurred during the construction and development period. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (three to ten years). Leasehold improvements and assets acquired pursuant to capital-lease obligations are amortized on a straight-line basis over the shorter of their useful lives or lease terms; such amortization is included in depreciation expense. Repairs and maintenance are expensed as incurred.

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Long-Lived Assets

         The Company evaluates the recoverability of its long-lived assets based on fair values or undiscounted cash flows, in the event fair value is not readily determinable, whenever events or changes in circumstances occur which indicate the carrying amount of an asset may not be recoverable. Impairments are recognized as the excess of the carrying amount of the asset over its fair value as estimated, based on the present value of expected future cash flows.

     Revenue Recognition

         Revenue is primarily derived from the sale of third-party imagery under contracts to customers. Revenue is also earned processing third-party data, such as aerial photography, into usable digital imagery. Revenue from these sales is recognized when the product has been delivered to the customer.

     Research and Development Costs

         The Company records as research and development expense all engineering costs associated with the design of its satellites where the Company maintains the risk associated with design failure. Once the satellite is ready for commercial production, engineering costs are capitalized as investments in satellite equipment.

     Advertising Costs

         Advertising costs are expensed as incurred and historically have been immaterial.

     Stock-Based Compensation

         Employee stock awards under the Company's stock option plan are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based awards to nonemployees, if any, are accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and related interpretations.

     Income Taxes

         Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

     Comprehensive Income (Loss)

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss includes all changes in equity during a period from non-owner sources. Total comprehensive income (loss), which includes unrealized gains and losses on investments classified as available-for-sale securities, was ($12,956,526), ($20,478,148), and $76,797,885 for the years ended December 31, 1998, 1999, and 2000, respectively.

     Fair Values of Financial Instruments

         The Company's financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued liabilities, and debt. The carrying amounts of financial instruments, other than investments and debt, approximate fair value due to their short-term maturities. The Company's investment securities were accounted for at fair value. The fair value of the Company's debt instruments was approximately $225,889,000 at December 31, 2000.

     Concentration of Credit Risk and Significant Customers

         The Company's cash and cash equivalents and investment securities are maintained in various financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in this area. The Company's restricted accounts receivable balance was with various large insurance institutions, the full amount of which was received as of March 26, 2001 (see Note 6).

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Revenue percentages from each of the Company's significant customers were as follows for the years ended December 31:

                                 1998      1999    2000
                                 ----      ----    ----
                 Customer A      63.1%     90.1%   38.6%
                 Customer B      26.4%      9.1%   54.3%

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur in the near-term.

     Reclassifications

         Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

     New Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides specific guidance, among other things, as to the recognition of revenue related to up-front non-refundable fees and service charges received in connection with a contractual arrangement. The adoption of SAB No. 101 did not have a material impact on the financial condition or results of operations of the Company.

         As of July 1, 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board Opinion No. 25," which clarifies certain issues related to the accounting for stock-based compensation, became effective. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.

         SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998 and requires companies to value derivative financial instruments, including those used for hedging purposes, at current market values with the impact of any change in market value being charged against earnings in each period. In addition, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 and amends SFAS No. 133 to provide additional implementation guidance related to SFAS No. 133. The Company will adopt both pronouncements in the first quarter of 2001 and anticipates that the adoption will not have a material impact on its consolidated financial position or results of operations.

3.   Merger Agreement

         On March 31, 1995, Ball and WorldView consummated the Merger pursuant to an Agreement and Plan of Merger (the "Agreement") which was entered into on January 25, 1995. Pursuant to this Agreement, the stockholders of WorldView contributed assets and liabilities of WorldView with a net carrying value of $551,908 in exchange for 5,362,285 shares of the Company's Series A preferred stock ("Series A Preferred Stock"). Pursuant to this Agreement, Ball provided two gimbaled mirror systems in exchange for 875,000 shares of Series A Preferred Stock. Ball also provided $10,000,000 of cash in exchange for 7,125,000 shares of Series A Preferred Stock. The contributed net assets were recorded by the Company at amounts equal to Ball's and WorldView's basis in such net assets.

4.   Investment Securities

         In connection with the issuance of the 12 1/2% senior notes (the "Senior Notes"), due March 1, 2001, the

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Company purchased U.S. Treasury notes to be held in escrow as security for the first six semi-annual interest payments on the Notes. During the third quarter of 1999, these securities were released from escrow in connection with the exchange for 12 1/2% notes due March 1, 2005. During the first quarter of 2000, they were sold and converted to cash.

                                                                              Gross
                                                                           Unrealized
                        Investment Securities                   Cost     Gains (Losses)    Fair Value
                        ---------------------                   ----     --------------    ----------
     U.S. Government securities as of December 31, 1999:
          Maturing in one year or less.                      $3,078,360     ($51,880)     $3,026,480
                                                             ==========     =========     ==========
     U.S. Government securities as of December 31, 2000:
          Maturing in one year or less.                        (none)         (none)         (none)

         In connection with the issuance of the 13% senior discount notes (the "Senior Discount Notes"), the Company purchased U.S. Treasury notes to be held in escrow as security for the premiums on the launch insurance on the QuickBird 1 satellite.

                                                                                      Unrealized
              Investment Securities - Restricted                           Cost     Gains (Losses)   Fair Value
              ----------------------------------                           ----     --------------   ----------
     U.S. Government securities as of December 31, 1999:
                 Maturing in one year or less                            $28,438,921    ($64,073)      $28,374,848
                                                                         ===========    =========      ===========
     U.S. Government securities as of December 31, 2000:
                 Maturing in one year or less                            $ 6,295,382      (none)       $ 6,295,382
                                                                         ===========                   ===========

5. Construction In Progress, Losses from Impairments of Fixed Assets and Insurance Recoveries

         Construction in progress consists primarily of satellite construction and launch costs, ground station construction costs, and third-party developed software. Construction in progress consisted of the following:

                                     December 31, 1999   December 31, 2000
                                     -----------------   -----------------
        QuickBird satellites         $  125,414,700          $55,952,495
        Digital Globe software           14,809,982           26,570,191
        Ground station equipment          3,492,280            7,193,788
                                     --------------         ------------
                                     $  143,716,962         $ 89,716,474
                                     ==============         ============

         In 1997, the Company launched and lost contact with its EarlyBird 1 satellite. As a result, the Company wrote off in fiscal 1997 accumulated construction costs for the EarlyBird satellite program of approximately $25.5 million, net of insurance recoveries of $29 million.

         During the year ended December 31, 1998, the Company determined that certain software would not be used with the QuickBird satellite system. Accordingly, the total accumulated development costs of $599,000 are included in the Statement of Operations as a loss from impairment of fixed assets for the year ended December 31, 1998.

         On November 20, 2000, the QuickBird 1 satellite was launched from Plesetsk, Russia. QuickBird 1 failed to achieve orbit, which resulted in a total loss of the satellite and its write off totaling $157 million in fiscal 2000. In December 2000, the Company filed insurance claims for the loss of the satellite with its various insurance carriers totaling $265 million (the full amount of which was received as of March 26, 2001), resulting in a net gain on the loss of the satellite of approximately $108 million in fiscal 2000.

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.   Debt

     12 1/2% Senior Notes and Warrant Issuance

         On March 19, 1997, the Company issued $50,000,000 in Senior Notes representing 50,000 units. Each Unit included one warrant (the "Warrants") to purchase 31.12 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment. The Senior Notes rank pari passu in right of payment with all existing and future unsubordinated unsecured indebtedness of the Company.

     Recapitalization

         In April 1999, the Company amended and restated the Senior Notes Indenture, dated as of March 1997. Under the amended and restated Senior Notes Indenture, the new senior notes (the "New Senior Notes") replaced the Senior Notes, extending the maturity from March 1, 2001 to March 1, 2005, and the indenture trustee for the Senior Notes authorized the release of all collateral securing the Senior Notes upon the securing of the New Senior Notes with the proceeds of satellite insurance for QuickBird 1. The Company is to accrete the next six semi-annual interest payments, which will result in an increase of the principal of the securities to $72 million. The interest rate remains at 12 1/2%. The Company recorded an additional discount on the New Senior Notes equal to the difference between the current principal balance and the principal balance at maturity. In conjunction with the recapitalization and restructuring of the debt, the Warrants were exercised for the purchase of 1,556,000 shares of Common Stock.

     13% Senior Discount Notes and Series C 8 1/2% Convertible Redeemable Preferred Stock Issuance

         July 12, 1999 the Company received $136,237,390 gross proceeds from a debt and equity offering. This offering represented 199,000 units, each of which consisted of one Senior Discount Note due July 15, 2007 ("Senior Discount Note") and 49.095 shares of the Company's Series C 8 1/2% Cumulative Convertible Redeemable Preferred Stock ("Series C Convertible Preferred Stock"). Each note had an initial accreted value of $684.61 and has a principal amount at maturity of $1,000.00. The Senior Discount Notes do not begin to accrue cash interest until July 15, 2002. Beginning on January 15, 2003, interest will be payable on January 15 and July 15 of each year.

         The Company may redeem any of the Senior Discount Notes beginning on July 15, 2004. Issuance costs of $6.0 million were incurred in connection with the issuance of the units. Of these costs, $4.5 million were allocated to the Senior Discount Notes and $1.5 million were allocated to the Series C Convertible Preferred Stock. The Company allocated the gross proceeds between the debt and equity securities issued using their relative fair values. This allocation resulted in additional debt discount of $34,195,000.

         The Senior Discount Notes rank equally with the other unsubordinated indebtedness of the Company. The Senior Discount Notes will be senior to any subordinated indebtedness of the Company. The Senior Notes and Senior Discount Notes are secured by the insurance policies covering the launch of QuickBird 1.

         As of February 28, 2001, the trustees for our 12 1/2% notes and our 13% notes had received the majority of the $265 million in proceeds from our insurance on QuickBird 1, and, accordingly, initiated a tender offer to purchase these notes at a purchase price equal to their accreted value, plus any accrued and unpaid interest to the date of purchase. As of March 26, 2001, the full amount of the insurance proceeds had been received.

         The Company's debt is comprised of the following at December 31:

                                                                                     1999               2000
                                                                                     ----               ----
     13% Senior Discount Notes, net of unamortized discount of
         $86,681,504, and $64,852,862, respectively, effective rate of 15.9%     $ 112,318,496     $ 134,147,138
     12 1/2% Senior Notes, net of unamortized discount of $17,321,394
         and $10,731,089, respectively, effective rate of 12.9%                     54,678,606        61,268,911
     Capital-lease obligations                                                         151,031            68,601
                                                                                 -------------     -------------
                                                                                   167,148,133       195,484,650
     Less: current portion                                                             (92,743)     (195,484,650)
                                                                                 -------------     -------------
                                                                                 $ 167,055,390     $          --
                                                                                 =============     =============

Earth Watch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   Stockholders' Equity

         In conjunction with the Company's reincorporation in Delaware on August 21, 1995, the Company changed the par value of its outstanding common stock ("Common Stock") and all convertible preferred stock from no par value to a par value of $0.001.

     Recapitalization

         A special meeting of the Company's stockholders was called in April 1999 to discuss a preferred stock financing and recapitalization of the Company. The stockholders approved and adopted an Amended and Restated Certificate of Incorporation and a Recapitalization Agreement, which resulted in three new series of EarthWatch Preferred Stock. At the closing, shares of the Company's new Series A 7% Cumulative Convertible Redeemable Preferred Stock ("Series A Convertible Preferred Stock"), Series B 7% Cumulative Convertible Redeemable Preferred Stock ("Series B Convertible Preferred Stock"), and new Common Stock were sold and issued for an aggregate cash payment of $50,000,000. In accordance with the Recapitalization Agreement, all outstanding shares of Common Stock and former Series A, B, C, and D preferred stock were exchanged (at a 1 to .44116 ratio for all outstanding Preferred Stock and at a 1 to .210202 ratio for all outstanding Common Stock) for an aggregate of 11,042,075 shares of new Series C Convertible Preferred Stock.

     Additional Funding

         As discussed in Note 6--Debt, 199,000 units, each of which consisted of one Senior Discount Note and 49.095 shares of Series C Convertible Preferred Stock were issued in July 1999.

     Description of EarthWatch Stock

         The following description summarizes certain terms of the Company's capital stock and certain provisions of the Company's amended and restated certificate of incorporation and bylaws.

     Old Series A and B Convertible Preferred Stock

         Each share of Series A Convertible Preferred Stock (the "Old Series A Preferred Stock") and Series B Convertible Preferred Stock (the "Old Series B Preferred Stock") was, as of December 31, 1998, convertible into one share of Common Stock, subject to future adjustment in the event of recapitalizations or dividends of Common Stock. The holders of Old Series A Preferred Stock had the contractual right to receive additional shares upon certain issuances of stock for a price less than $4.00 per share. The conversion ratio of Old Series B Preferred Stock was subject to adjustment upon certain issuances of stock for a price less than $10.00 per share.

         All Old Series A and B Preferred Stock, by their terms, were convertible at the option of the holder at any time and converted into Common Stock simultaneously upon an initial public offering with gross proceeds of at least $5,000,000 or with the written notice to the Company from holders of a majority of the outstanding shares of either of the two series of participating preferred stock consenting thereto. Upon conversion, all accrued and unpaid dividends, whether or not declared, were canceled.

         All Old Series A and B Preferred Stock were voting and had liquidation preferences (Old Series A Stock and Series B Stock at $4.00 and $10.00 per share, respectively, plus an amount equal to all declared but unpaid dividends on each share).

         When, and only if, dividends were declared by the Company's Board of Directors, the Series A Stock and Series B Stock participated pari passu and had a right to receive dividends of $0.32 per share per annum prior to any dividends paid to holders of Common Stock. Upon the distribution to each common stockholder of an amount per share equal to $4.00 divided by the Old Series A Stock conversion ratio, the Old Series A Stock, Old Series B Stock, and Common Stock shared in any remaining liquidation distributions on a pro rata as-converted basis.

     Old Series C Senior Convertible Preferred Stock Issuance

         On April 30, 1996, the Company issued 7,000,000 shares of 12% Series C Convertible Senior Preferred Stock (the "Old Series C Preferred Stock") at a price of $10.00 per share. Holders of the Old Series C Preferred Stock

Earth Watch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     were entitled to dividends at an annual rate of 12% of the accreted liquidation preference on a quarterly basis commencing June 30, 1996. All unpaid dividends compounded quarterly at the annual dividend rate. The Company did not declare or pay in cash the dividends accrued as of December 31, 1998. Accordingly, the liquidation preference increased from $10.00 to $13.72 per share as of December 31, 1998.

         Each share of Old Series C Preferred Stock was convertible, at the option of the holder, at any time into one share of Common Stock of the Company, subject to adjustment in certain events. Accrued and unpaid dividends may be converted concurrently with the conversion of the Old Series C Preferred Stock, at the option of the holder only upon certain events, at a conversion price equal to 85% of the market price of the Company's Common Stock.

     Old Series D Convertible Preferred Stock

         The Old Series D Convertible Preferred Stock (the "Old Series D Preferred Stock") had the same terms as the Old Series B Stock but excluded anti-dilution protection.

     Series A and Series B Convertible Redeemable Preferred Stock

         As of December 31, 2000, there were 8,051,273 shares of Series A Convertible Preferred Stock outstanding held of record by one stockholder and 8,051,273 shares of Series B Convertible Preferred Stock outstanding held of record by six stockholders.

         Except with respect to the voting rights and representation on the board of directors, the Company's Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are identical in all respects.

         Rank. Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are pari passu and rank senior to Series C Convertible Preferred Stock and Common Stock with respect to dividends, liquidation preference, and redemption.

         Dividends. The holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are entitled to receive cumulative dividends, whether or not declared by the Company's board of directors, at an annual rate of 7% until no later than June 18, 2002. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31, and commenced on June 30, 1999. Such dividends may be paid, subject to certain limitations, at the Company's option, either in cash or in additional shares of Series A Convertible Preferred Stock or Series B Convertible Preferred Stock, as applicable, until June 15, 2002. After June 15, 2002, dividends will accrue at an annual rate of 7% of the liquidation preference and will be payable, when, as, and if declared by the board of directors, in cash only.

         If any dividend is not paid in full in cash on a quarterly payment date after June 15, 2002, the liquidation preference of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock will be increased by an amount equal to the product of (a) the amount per share not paid divided by the total amount payable per share and (b) one quarter of the dividend rate multiplied by the effective liquidation preference. The Company is prohibited from paying dividends on any shares of stock having rights junior to the Series A and Series B Convertible Preferred Stock until all accumulated dividends have been paid on the Series A and Series B Convertible Preferred Stock.

         Liquidation Preference. Upon liquidation, dissolution, or winding up, the holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock will be entitled to receive out of the assets available for distribution prior to and in preference of the Series C Convertible Preferred Stock, an amount equal to $3.50 per share, plus all accrued and unpaid dividends, subject to adjustment.

         Conversion. From June 15, 1999 and until June 15, 2002, each share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is convertible at the option of the holder into that number of shares of Common Stock obtained by dividing the applicable liquidation preference, plus any accumulated but unpaid dividends by $3.50, subject to anti-dilution adjustments. Prior to June 15, 2002, each share of Series A Convertible

Earth Watch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Preferred Stock and Series B Convertible Preferred Stock will automatically convert into Common Stock at the applicable conversion ratio upon the earlier of (a) an initial public offering of shares of Common Stock with an aggregate public offering price of at least $35,000,000 and (b) the listing of shares of the Company's Common Stock under certain circumstances. After June 15, 2002, each share of Series A Preferred Stock and Series B Preferred Stock shall not be convertible into common stock.

         Anti-dilution. The conversion price of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is subject to adjustment under certain circumstances, including upon any subsequent issuance of capital stock. The issuance of the Series C Convertible Preferred Stock resulted in an adjustment in the conversion prices of the Series A and Series B Convertible Preferred Stock.

         Redemption. The Company is required to redeem all of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock outstanding on March 31, 2009, at a redemption price equal to 100% of the then existing applicable liquidation preference, plus accrued and unpaid dividends to the date of redemption, subject to the legal availability of funds therefor.

         Voting Rights. Each holder of Series A Convertible Preferred Stock is entitled to .65 (subject to adjustment) votes per share held (on an as-converted basis) and each holder of Series B Convertible Preferred Stock is entitled to 1.35 (subject to adjustment) votes per share held (on an as-converted basis).

         Board Representation. The holders of Series A Convertible Preferred Stock has the right to elect two persons to the board of directors and the holders of the Series B Convertible Preferred Stock have the right to elect four persons to the board of directors.

     Series C Convertible Redeemable Preferred Stock

         As of December 31, 2000, there were 25,000,000 shares of Series C Convertible Preferred Stock outstanding.

         Rank. The Series C Convertible Preferred Stock is junior to the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, but senior to the Common Stock, with respect to dividends, liquidation preference, and redemption.

         Dividends. The holders of Series C Convertible Preferred Stock are entitled to cumulative dividends, whether or not declared by the board of directors, at an annual rate of 8.5% until no later than June 15, 2002. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31, and commenced on June 30, 1999. Until June 15, 2002, such dividends may be paid, subject to certain limitations, at the Company's option, either in cash or in additional shares of Series C Convertible Preferred Stock. After June 15, 2002, dividends will accrue at an annual rate of 8.5% of the liquidation preference and will be payable, when, as, and if declared by the board of directors, in cash only.

         If any dividend is not paid in full in cash on a quarterly payment date after June 15, 2002, the liquidation preference of the Series C Convertible Preferred Stock will be increased by an amount equal to the product of (a) the amount per share not paid divided by the total amount payable per share and (b) one quarter of the dividend rate multiplied by the effective liquidation preference. The Company is prohibited from paying dividends on any shares of stock having rights junior to the Series C Convertible Preferred Stock until all accumulated dividends have been paid on the Series C Convertible Preferred Stock.

         Liquidation Preference. Upon liquidation, dissolution, or winding up, the holders of the Series C Convertible Preferred Stock will be entitled to receive out of the assets available for distribution, following payment of the Series A and Series B liquidation preference, an amount equal to $3.50 per share, plus all accrued and unpaid dividends, subject to adjustment.

Earth Watch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Conversion. Until June 15, 2002, each share of Series C Convertible Preferred Stock will be convertible at the option of the holder into that number of shares of Common Stock obtained by dividing the Series C liquidation preference, plus any accumulated but unpaid dividends by $3.50, subject to anti-dilution adjustments. Prior to June 15, 2002, each share of Series C Convertible Preferred Stock will automatically convert into Common Stock at the applicable conversion ratio upon the earlier of (a) an initial public offering of shares of Common Stock with an aggregate public offering price of at least $35,000,000 and (b) the listing of shares of the Company's Common Stock under certain circumstances. After June 15, 2002, each share of Series C preferred stock shall not be convertible into common stock.

         Antidilution. The conversion price of the Series C Convertible Preferred Stock is subject to adjustment under certain circumstances.

         Redemption. The Company is required to redeem all of the Series C Convertible Preferred Stock outstanding on March 31, 2009, at a redemption price equal to 100% of the effective liquidation preference, plus accrued and unpaid dividends to the date of redemption, subject to the legal availability of funds therefor.

         Voting Rights. Each holder of EarthWatch Series C Convertible Preferred Stock is entitled to one (subject to adjustment) vote per share on an "as-converted" basis.

         Board Representation. The holders of the Series C Convertible Preferred Stock are entitled to elect three members of the board of directors.

         Tag-along Rights. If one stockholder or a group of stockholders proposes to sell any shares of capital stock in one transaction such that, following such sale, shares of capital stock representing more than 35% of the then outstanding shares (on a fully-diluted basis) will have been sold to one holder or a group of related holders, then each holder of Series C Convertible Preferred Stock shall have the right to receive notice of such a transaction and shall also have the right to participate in the transaction and sell a proportionate number of such holders' Series C Convertible Preferred Stock in such transaction.

     Common Stock

         Holders of Common Stock are entitled to one vote for each share held of record at all meetings of the stockholders. Holders of Common Stock are not entitled to cumulative voting rights with respect to the election of directors. Subject to preferences that are applicable to outstanding shares of preferred stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available to be paid.

         In the event of a liquidation, dissolution, or winding up, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of the outstanding preferred stock. Holders of Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption provisions applicable to the Common Stock. The outstanding shares of Common Stock are fully paid and nonassessable.

8.   Stock Options and Warrants

         The Company maintains a 1995 Stock Option/Stock Issuance Plan (the "95 Plan") pursuant to which incentive and nonqualified stock options to purchase shares of the Company's stock or the stock itself have been issued to employees, officers, directors, and consultants. Under the 95 Plan, incentive stock options were granted with exercise prices not less than the fair value of the stock on the various dates of grant, as determined by the Company's Board of Directors. Options granted pursuant to the 95 Plan are subject to certain terms and conditions as contained in the 95 Plan itself, have a ten-year term, generally vest over a four-year period, and are immediately exercisable. Upon termination of services to the Company by optionees, any acquired but unvested shares are

Earth Watch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     subject to repurchase by the Company at the original exercise price. During 1999, the Board of Directors amended the 95 Plan eliminating future grants. As a result of the Recapitalization Agreement adopted in 1999, the stock from any exercised options under the 95 Plan automatically convert to the new Series C Convertible Preferred Stock at the rates established in the Recapitalization Agreement.

         On February 15, 2000, the Board of Directors approved the written 1999 Equity Incentive Plan (the "99 Plan") pursuant to which incentive and nonqualified stock options to purchase shares of the Company's stock or the stock itself may be issued to employees, officers, directors, and consultants. Under the 99 Plan, incentive stock options are granted with exercise prices not less than the fair value of the stock on the various dates of grant, as determined by the Company's Board of Directors. Options granted pursuant to the 99 Plan are subject to certain terms and conditions as contained in the 99 Plan itself, have a ten-year term, generally vest over a four-year period, and are immediately exercisable. Upon termination of services to the Company by optionees, any acquired but unvested shares are subject to repurchase by the Company at the original exercise price. At December 31, 2000, there were 6,565,254 shares available for grant under the 99 Plan.

         The following is a summary of stock option activity:

                                                 Number    Weighted-                Weighted-       Number      Weighted-
                                              of Series A   Average       Number     Average     of Series C     Average
                                               Preferred   Exercise     of Common    Exercise     Preferred      Exercise
                                                Shares      Price         Shares      Price        Shares         Price
                                                ------      ------       -------      -----        -------        -----
   Outstanding at January 1, 1997                 37,800     $0.05      1,158,300      $0.80
       Granted                                         -         -        620,295       0.80
       Exercised                                       -         -        (10,282)      0.80
       Expire                                          -         -       (117,571)      0.80
                                            ------------             ------------
   Outstanding at December 31, 1997               37,800      0.05      1,650,742       0.80
       Granted                                         -         -        798,655       0.80
       Exercised                                 (17,916)     0.05        (54,631)      0.80
       Expired or terminated                      (2,084)        -     (1,019,595)      0.80
                                            ------------             ------------
   Outstanding at December 31, 1998               17,800      0.05      1,375,171       0.80
       As converted                              (17,800)     0.05     (1,375,171)      0.80          296,916      $3.71
       Adjustment for conversion rounding              -         -              -          -               (5)      3.71
       Granted                                         -         -              -          -           12,297       3.71
       Exercised                                       -         -              -          -           (5,025)      3.71
       Expired or terminated                           -         -              -          -          (10,859)      3.71
                                            ------------             ------------                  ----------
   Outstanding at December 31, 1999                    -         -              -          -          293,324       3.71
       Granted                                         -         -      3,719,075       0.25                -          -
       Exercised                                       -         -       (195,419)      0.25             (293)      3.81
       Expired or terminated                           -         -       (284,329)      0.25          (39,731)      3.81
                                            ------------             ------------                  ----------
   Outstanding at December 31, 2000                    -         -      3,239,327       0.25          253,300       3.69
                                            ============             ============                  ==========
   Weighted-average  remaining contractual
     life                                                               9.3 years                   6.0 years
   Range of exercise prices                                                             0.25                     0.05 - 3.81
   Outstanding options vested                                           1,615,250       0.25          250,738       3.69

         Weighted-average grant-date fair values were as follows:

                                       1998      1999     2000
                                       ----      ----     ----
     Exercise price * market value     --        --       $0.57
     Exercise price = market value     $0.17     $0.94     0.07

______________
* less than sign

Earth Watch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        1998                1999            2000
                                                        ----                ----            ----
     Expected dividend yield                             0.00%               0.00%           0.00%
     Expected stock price volatility                     0.00%               0.00%           0.00%
     Risk free interest rate                        5.27% - 5.63%        4.60% - 5.14%       6.50%
     Expected life of options (years)                    4.42                5.00            5.00

         Prior to fiscal 2000, the Company had not recognized any stock compensation expense in its financial statements. As part of its fiscal 2000 year end close process, the Company recorded approximately $1.5 million of deferred stock compensation expense in accordance with APB No. 25, approximately $0.9 million of which was recognized in fiscal 2000. Had compensation expense for the Company's stock options been determined based on the fair values at the grant dates for awards under the plan consistent with the method of accounting prescribed by SFAS No. 123, Accounting for Stock-based Compensation, the Company's net loss for the current period would have been as follows (in thousands):

                                             1998       1999     2000
                                             ----       ----     ----
     Net income (loss) - as reported      $(12,920)  $(20,319) $76,682
     Net loss - pro forma                  (13,030)   (20,396)  76,402

         As of December 31, 2000, the Company had warrants outstanding for the purchase of 12,463 shares of Series C Preferred Stock, with an exercise price of $4.53 per share. The warrants are exercisable through May 27, 2001.

9.       Income Taxes

         The provision for income taxes consists of the following for the fiscal years ended December 31:

    Current provision:                         1998        1999          2000
                                               ----        ----          ----
         Federal                          $       --  $       -- $    2,500,000
         State                                    --          --        500,000
                                          ----------  ---------- --------------
             Provision for income taxes   $       --  $       -- $    3,000,000
                                          ==========  ========== ==============

         At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $134.5 million. In addition, the Company has research and development tax credits of approximately $1.5 million. If unused, the carryforwards and credits will begin to expire in 2010. The Internal Revenue code places certain limitations on the annual amount of net operating loss carryforwards which can be utilized if certain changes in the Company's ownership occurs. The Company believes that such changes have occurred and could occur in the future to further limit the utilization of the carryforwards.

         The Company's deferred tax assets and liabilities are comprised of the following as of December 31:

     Deferred tax assets:                                  1999            2000
                                                           ----            ----
         Net operating loss carryforwards           $    3,762,887  $   52,615,023
         Fixed assets                                    4,950,790              --
         Other                                           1,573,977       5,859,826
                                                    --------------  --------------
             Gross deferred tax assets                  40,284,654      58,474,849
                                                    --------------  --------------
    Deferred tax liabilities:
             Fixed assets                                       --     (41,707,211)
                                                    --------------  --------------
    Net deferred tax assets                                     --      16,767,638
                                                       (40,284,654)    (16,767,638)
                                                    --------------  --------------
             Net deferred tax assets (liabilities)  $           --              --
                                                    ==============  ==============

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Net deferred tax assets have been reduced to zero by a valuation allowance based on current evidence which indicates that it is considered more likely than not that these benefits will not be realized.

         The following is a reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate of continuing operations for the fiscal years ended December 31:

                                                                 1998            1999           2000
                                                                 -----           ----           ----
     Federal income tax rate                                     34.0%           34.0%          35.0%
     State income tax rate, net of federal benefit                5.0             5.0            4.7
     Meals and entertainment                                     (0.5)           (0.2)          (1.0)
     Disqualified interest                                          -               -            1.2
     Effect of change in valuation allowance and other items    (38.5)          (38.8)         (36.1)
                                                             --------          ------        -------
     Effective income tax rate                                      - %             -%           3.8%
                                                             ========          ======        =======

10.  Benefit Plan

         In October 1995, the Company adopted a 401k Savings and Retirement Plan (the "401k Plan"), a tax-qualified plan covering all of its employees. Employees may elect to contribute, subject to certain limitations, up to 15% of their annual compensation to the 401k Plan. The 401k Plan provides that the Company may contribute matching or additional contributions to the 401k Plan at the discretion of the Board of Directors. The Company has not made any contributions to the 401k Plan since its inception.

11.  Commitments

     Operating Leases

         The Company leases its facilities under various operating lease arrangements. Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are summarized below:

              2001                                             $    887,956
              2002                                                  783,651
              2003                                                  742,025
              2004                                                  724,527
              2005 and thereafter                                   135,921
                                                               ------------
                 Total                                         $  3,274,080
                                                               ============

         Rent expense approximated $988,422, $888,305, and $1,451,324 for the years ended December 31, 1998, 1999, and 2000, respectively.

     Material Relationships and Related Party Transactions

     Ball Aerospace & Technologies Corp.

         The Company has had various contracts with Ball Aerospace & Technologies Corp. ("Ball Aerospace"), a stockholder of the Company, since inception for the design and manufacture of satellites. The Company $36.0 million for the QuickBird 2 spacecraft. The Company made payments to Ball Aerospace totaling $9,976,000, $33,455,000, $16,225,217 and $85,294,755
     under these contracts for the years ended December 31, 1998, 1999, and 2000, and for the period from January 1, 1995 (inception) through December 31, 2000, respectively. At December 31, 1999 and 2000, amounts totaling $68,276 and $537,298 are included in accounts payable to Ball Aerospace.

          Mr. Vanlandingham, a director of EarthWatch, is the President and Chief Executive Officer of Ball Aerospace.

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Hitachi, Ltd./Hitachi Software Engineering Company, Ltd.

          Hitachi, Ltd. ("Hitachi"), a stockholder of the Company, currently is a master international distributor of our products, and the exclusive distributor in most of Asia. Under the Company's distribution agreement, Hitachi will be entitled to purchase our products at significant discounts. Additionally, the Company has entered into an agreement with Hitachi Software Engineering Company, Ltd. ("Hitachi Software"), an affiliate of Hitachi, Ltd., for the development and delivery of a product processor and to cross-license certain intellectual property rights related to the Company's ground system and the proprietary software of Hitachi Software. The license grants Hitachi Software the right to offer customers ground systems that permit them to receive data directly from the Company's QuickBird satellite. The Company made payments to Hitachi Software totaling $2,167,000 under this agreement for the year ended December 31, 2000.

          Mr. Kodaira, a director of EarthWatch, is the General Manager of the Geospatial Information Division of Hitachi Software.

     ITT Industries, Inc.

         Since December 1998, the Company has had various contracts with the ITT Systems division of ITT Industries, Inc. ("ITT"), a stockholder of the Company, for system engineering and other efforts associated with the scheduling and tasking module of the QuickBird satellites, the development of a satellite simulator and certain other research and development efforts. The Company made payments to ITT totaling $2,946,117 and $3,083,399 under these contracts for the years ended December 31, 1999 and 2000, respectively. At December 31, 1999 and 2000, amounts totaling $447,034 and $28,020 are included in accounts payable to ITT.

     Dr. Sambur, a director of EarthWatch, is the President and General Manager of ITT Industries' Aerospace/Communications Division. Mr. Foley, a director of EarthWatch, is the Treasurer of ITT Industries.

     MacDonald Dettwiler and Associates

         Since June 1996, the Company and MacDonald Dettwiler and Associates ("MDA"), a stockholder of the Company, have had an agreement whereby the Company has purchased various goods and services from MDA. Amounts totaling $322,102, $3,091,653, $2,034,831 and $6,445,811 have been paid to MDA during the years ended December 31, 1998, 1999, and 2000, and for the period from January 1, 1995 (inception) through December 31, 2000, respectively. At December 31, 1999 and 2000, amounts totaling $307,016 and $236,220 are included in accounts payable to Ball Aerospace.

     Morgan Stanley & Co. Incorporated

          Morgan Stanley & Co. Incorporated ("Morgan Stanley"), a stockholder of the Company, acted as placement agent in connection with the Company's offering in April 1996 of 7,000,000 shares of the Company's former Series C preferred stock and the Company's offering in March 1997 of 50,000 units, each consisting of one note and one warrant to purchase 31.12 shares of the Company's common stock. Morgan Stanley also acted as placement agent in connection with the Company's offering in July 1999 of 199,000 units, each consisting of one 13% note and 49.095 shares of the Company's existing Series C preferred stock. In connection with its role in these offerings, Morgan Stanley received customary commissions and discounts in its capacity as placement agent.

          As of December 31, 2000, Morgan Stanley, in addition to its equity investment, held $2.9 and $2.0 million principal amount at maturity of the 12 1/2% Senior Notes and 13% Senior Discount Notes, respectively. In addition, Morgan Stanley acts as exclusive financial advisor to EarthWatch under a five-year agreement. Morgan Stanley received $750,000 in connection with its advisory role in the recapitalization in April 1999.

          Mr. Petrick, a director of EarthWatch, is a Managing Director of Morgan Stanley.

     United Start Corporation/Assured Space Access, Inc.

         In 1998, the Company entered into an agreement with United Start Corporation ("United Start") pursuant to which United Start provided launch and associated services for the QuickBird 1 satellite launch and we have an option to launch another satellite. The Company made payments to United Start under this agreement of approximately $153,559, $3.3 million, and $5.2 million in 1998, 1999, and 2000, respectively. At December 31,

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     1999 and 2000, amounts totaling $1,850,000 and $2,240,000 are included in accounts payable to United Start. In addition, the Company made payments to Assured Space Access, Inc., which performed services in connection with the launch of the QuickBird 1 satellite, of approximately $1.1 million in 1999 and $662,781 in 2000.

          Mr. Lushtak, a director of EarthWatch, is Co-Chairman and Chief Executive Officer of United Start, and is Chairman and Chief Executive Officer of Assured Space Access.

          The Company believes that all of the transactions set forth above were made on terms no less favorable than would be obtained for similar services provided to unrelated third parties. Any future transactions between the Company and its executive officers, directors, and their affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties, and any material transactions with such persons will be approved by a majority of the disinterested members of the Company's board of directors.

12.  Summary of Activity by Geographical Area

          Net Sales (in thousands)            U.S.       Other       Consolidated
          ------------------------            -----      ------      ------------
     1998                                   $  1,808.6          -     $  1,808.6
     1999                                      5,913.3          -        5,913.3
     2000                                      3,336.1          -        3,336.1

          Long-Lived Assets (in thousands)

     1999                                   $161,093.6  $ 1,678.3    $ 162,771.9
     2000                                    110,047.7    2,086.8      112,134.5

Item 9. Changes in and Disagreements With Independent Accountants on Accounting and Financial Disclosure.

     There were no matters required to be reported under this item.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

     The following table provides information concerning our directors, executive officers, and certain key employees as of December 31, 2000:

           Name                    Age  Position
Herbert F. Satterlee III.......     45  Chief Executive Officer, President, and Director
Henry E. Dubois................     39  Chief Operating Officer, Chief Financial Officer, and Executive Vice President
Dr. Walter S. Scott............     42  Chief Technical Officer, Executive Vice President, and Director
Neal T. Anderson...............     56  Vice President Space Segment
Mark A. Hargrove...............     44  Chief Information Officer and Vice President of Operations
John C. Jasper.................     35  Vice President Data Systems
Jeffrey S. Kerridge............     39  Vice President Sales
Shawn R. Thompson, Esq.........     46  Secretary of the Board
Paul M. Albert, Jr.............     57  Director
Donald E. Foley................     49  Director
Anne Karalekas.................     54  Director
Takatoshi Kodaira..............     52  Director
Alexander S. Lushtak...........     62  Director
Michael J. Petrick.............     39  Director
Dr. Marvin R. Sambur...........     54  Director
Donald W. Vanlandingham........     60  Director

     Herbert F. Satterlee III has served as Chief Executive Officer, President, and a director since he joined EarthWatch in June 1998. From August 1995 to April 1998, Mr. Satterlee served as President of RESOURCE 21 LLC, a Denver-based remote sensing information products company, where Mr. Satterlee led the development of aircraft-derived imagery information products for the agriculture industry in preparation for the 2001 launch of the company's Earth observing satellite. Additionally, from October 1978 to June 1998, Mr. Satterlee spent 19 years with The Boeing Company, holding senior management positions on programs such as Teledesic, UK/ROF AWACS (international defense), and the B-1 Bomber Simulator (United States defense).

     Henry E. Dubois has served as Chief Operating Officer, Chief Financial Officer, and Executive Vice President since September 1999. From June 1995 to December 1998, Mr. Dubois served as Advisor to the Board of Directors, Chief Executive Officer, and Chief Financial Officer of P.T. Centralindo Panca Sakti, a telecommunication and multimedia company in Indonesia. From March 1993 to February 1995, Mr. Dubois served as Senior Vice President of P.T. Ongko Multi Corpora, a diversified conglomerate based in Indonesia. From October 1987 to February 1993, he served as a consultant and in financial functions for Booz Allen and Hamilton in Asia. From August 1985 to September 1987, he served in financial functions for Exxon Corporation.

     Dr. Walter S. Scott has served as Chief Technical Officer and Executive Vice President since we merged with WorldView in March 1995. Dr. Scott has served as a director of EarthWatch since June 1999 and from March 1995 until April 1999. From May 1998 to June 1998, Dr. Scott served as our interim Chief Executive Officer. Dr. Scott founded WorldView, our predecessor, in January 1992 and served as its Chief Technical Officer, Chairman of the Board, and Chief Financial Officer from January 1992 to March 1995. From January 1986 to February 1993, he served in a variety of positions at the Lawrence Livermore National Laboratory, including program leader of the Brilliant Pebbles Strategic Defense Initiative program. In addition, he developed low-cost lightweight satellite technology, managed the successful launch of several space flight experiments, and developed computer automated design tools for the manufacture of hybrid wafer scale integrated circuits. From June 1982 to December 1985, he was founder and president of Scott Consulting, a software and consulting firm.

     Neal T. Anderson has served as Vice President Space Segment since September 1999. Mr. Anderson is responsible for overall management of the development, production, test, and launch of the QuickBird spacecrafts. From March 1995 to September 1999, Mr. Anderson served as Senior Director, Space Segment. Mr. Anderson's experience includes marketing, engineering, and management of over 25 spacecraft programs. From January 1994 to March 1995, Mr. Anderson served as a Director of Advanced Programs with Spectrum Astro Inc., an aerospace company. From November 1978 to December 1993, he served in a variety of positions with Ball Aerospace. From May 1967 to November 1978, he served in the U.S. Air Force.

     Mark A. Hargrove has served as Vice President of Operations and Chief Information Officer since May 2000. Mr. Hargrove is responsible for managing all aspects of corporate information systems at EarthWatch. From December 1997 to May 2000, Mr. Hargrove served as Vice President and Chief Information Officer of Computer Curriculum Corporation, a publisher of educational software. From September 1996 to December 1997, he served as Director of Software Engineering at BayStone Software, a start-up developer of customer relationship management software. From June 1995 to September 1996, Mr. Hargrove consulted with various companies on large-scale MIS integration. Prior to that time, he served as Director of Technical Services at 3Com Corporation.

     John C. Jasper has served as Vice President of Data Systems since September 1999. Mr. Jasper is responsible for overall management of the development, test, and integration of the EarthWatch data systems. From October 1996 to August 1999, Mr. Jasper served as Vice President Software Engineering and Chief Architect of Navigation Technologies, a developer of vector map databases for the in-vehicle navigation marketplace. From July 1994 to October 1996, Mr. Jasper served as Director of Customer Tools Development and Chief Architect for Navigation Technologies. From 1983 to 1994, Mr. Jasper served as a software engineering consultant with Shields Enterprise Inc.

     Jeffrey S. Kerridge has served as our Vice President Sales since August 1998 and as our Vice President Marketing from August 1998 to February 1999. Mr. Kerridge joined EarthWatch in September 1996 as our Director, Defense/Intelligence Programs. His responsibilities in that position included managing EarthWatch's direct sales and marketing efforts with the United States Department of Defense and Intelligence Community and with Middle East and European foreign government accounts. From February 1984 until August 1996, Mr. Kerridge served in a variety of capacities for the Central Intelligence Agency's National Photographic Interpretation Center, including strategic planning, division level officer, program management, branch chief, and analyst.

     Shawn R. Thompson, Esq. has served as Secretary of the Board since August 1999, as Director of Contracts since October 1996, and is responsible for contract administration, negotiations, and compliance. Mr. Thompson is an attorney licensed to practice in the state of Colorado. Previously, Mr. Thompson served as Contract Manager for Tenera Rocky Flats from September 1995 to October 1996 and as Manager of Contract Administration for NFT Inc. from September 1990 to September 1995.

     Paul M. Albert, Jr. has served as a director of EarthWatch since June 1999. Since December 1996, Mr. Albert has been retained as a consultant and/or employee of The Globecon Group, a financial services consulting company. Prior to such time, from September 1996 to November 1996, Mr. Albert served as a consultant to Eccles Associates, Inc., a financial consulting company working primarily with multinational financial institutions in developing countries. From September 1983 to February 1996, he served as a Managing Director, Investment Banking of Prudential Securities, Inc., a financial services company. Mr. Albert also serves as a Director of Teletrac, Inc.

     Donald E. Foley has served as a director of EarthWatch since June 1999. Since May 1996, Mr. Foley has served as the treasurer of ITT Industries. From July 1989 to May 1996, Mr. Foley served as the Assistant Treasurer of International Paper Company, where he helped manage that company's global expansion. Additionally, Mr. Foley has held executive positions with the Mobil Corporation and the General Electric Company. He also is the Director/Chairman of the New York Corporate Treasury Association.

     Anne Karalekas has served as a director of EarthWatch since November 1999. From September 1996 until October 1999, Ms. Karalekas served as General Manager for Microsoft's online guide, MSN Sidewalk Washington. From 1985 until 1996, Ms. Karalekas held several positions at the Washington Post newspaper, including Director of Marketing, Publisher of the Washington Post Magazine, and Director of the Specialty Products Group. Between 1978 and 1985, Ms. Karalekas was a member of McKinsey & Co., a management consulting firm. From 1975 until 1978, she served as Senior Staff member of the Senate Select Committee on Intelligence.

     Takatoshi Kodaira served as a director of EarthWatch from June 1995 to April 1999, and since June 1999. Since April 1999, Mr. Kodaira has served as the General Manager, Geospatial Information Division of Hitachi Software. From August 1994 to April 1999, Mr. Kodaira served as the Department Manager of the New Business Development Department of Hitachi, where he was responsible for identifying and developing new business opportunities. From August 1992 to August 1994, Mr. Kodaira was a Department Manager of the Defense Systems Department of Hitachi, where he established a military tactical trainer business and commercial satellite-based image exploitation systems for the Japanese government.

     Alexander S. Lushtak served as a director of EarthWatch from March 1995 to April 1999, and since June 1999. Mr. Lushtak serves as director of Genesis Microchip Corp., a microelectronics company. In addition, Mr. Lushtak has served as Chairman of the Board of Paradise Electronics (which was acquired by Genesis Microchip in May 1999) since January 1993. From January 1993 until August 1998, Mr. Lushtak served as Chief Executive Officer for Paradise Electronics. Between 1992 and 1993, he was employed by Cirrus Logic, Inc., a computer circuit and chip supplier, as a consultant. From 1988 to 1992, Mr. Lushtak served as Chairman of the Board and Chief Technical Officer of Acumos Incorporated, a microelectronics company. Mr. Lushtak is also a founder and Chairman of the Board of Assured Space Access, an aerospace company, and Co-Chairman and Chief Executive Officer of United Start Corporation, an aerospace company.

     Michael J. Petrick has served as a director of EarthWatch since June 1999. Mr. Petrick is a Managing Director of Morgan Stanley and has been with Morgan Stanley since 1989. Mr. Petrick also serves as a director of Marvel Enterprises, Inc., CHI Energy, Inc., and Premium Standard Farms, Inc.

     Dr. Marvin R. Sambur has served as a director of EarthWatch since June 1999. Dr. Sambur has served as President and General Manager of ITT Industries' Aerospace/Communications Division since August 2000. From October 1998 to August 2000, Dr. Sambur served as President of ITT Defense and Vice President of ITT Industries, where he was responsible for the management of ITT Industries' global defense operations. From 1991 to 1998, Dr. Sambur served as President and General Manager of ITT Industries' Aerospace/Communications Division. From 1986 to 1991, he served as Division President for ITT Electron Technology. From 1977 to 1986, Dr. Sambur served in the ITT Defense Communications Division as the Vice-President of Engineering, then Vice President and Director of Total Operations.

     Donald W. Vanlandingham has served as a director of EarthWatch since October 1996. Mr. Vanlandingham has served as President and Chief Executive Officer of Ball Aerospace since January 1997. Mr. Vanlandingham joined Ball Corporation, an affiliate of Ball Aerospace, in July 1967 as Production Engineer and has held various managerial positions over the last 30 years within the aerospace operations of Ball Corporation.


Board Composition

     The composition of our board of directors is governed by a stockholders' agreement entered into in connection with our recapitalization in April 1999. The stockholders' agreement provides for a board of directors consisting of 11 members. The holder of the Series A preferred stock is entitled to designate two directors, the holders of the Series B preferred stock are entitled to designate four directors, our Chief Executive Officer is entitled to designate two directors, and a majority of the holders of the Series C preferred stock are entitled to designate the remaining three directors. The numbers of directors to be designated by the holders of Series A preferred stock and Series B preferred stock may be adjusted if the holders' percentage ownership changes. Currently, the board consists of ten members, as the Series B stockholders have only designated three members.

     The holder of the Series A preferred stock has designated Mr. Foley and Dr. Sambur as its representatives. The holders of the Series B preferred stock have designated Messrs. Albert and Petrick, and Ms. Karalekas as their representatives, and are entitled to designate one additional director. The holders of the Series C preferred stock have designated Messrs. Kodaira, Lushtak, and Vanlandingham as their representatives. Our Chief Executive Officer has designated Mr. Satterlee and Dr. Scott to serve on the board of directors.

     During fiscal year 2000, our board of directors held 8 meetings, and its committees held a total of 6 meetings. Each of the directors attended at least 75% of the aggregate of all meetings of the board of directors and the total number of meetings held by all committees of the board of directors of which each respective director was a member during the time he was serving as such during fiscal year 2000.

Committees of the board of directors

     The Compensation Committee consists of Messrs. Petrick, Vanlandingham, and Lushtak, Dr. Sambur, and Ms. Karalekas. The Compensation Committee is chaired by Mr. Petrick and is responsible for the review of our company's equity and bonus plans, as well as compensation plans for executive officers with base salaries in excess of $125,000.

     The Audit Committee consists of Messrs. Albert, Petrick, Vanlandingham, and Foley, and is chaired by Mr. Albert. The Audit Committee makes recommendations to the board of directors regarding the selection of independent accountants, reviews the results and scope of the audit, and reviews the annual financial statements before their submission to the board for approval.
The Governance Committee consists of Messrs. Albert and Kodaira, Ms. Karalekas, and Drs. Scott and Sambur. The Governance Committee is chaired by Mr. Albert and is responsible for advising the board of directors on our company's compliance with relevant laws and regulations, including without limitation, export controls, the Foreign Corrupt Practices Act, matters relating to the environment, worker's health and safety, and employment law.

     The Finance Committee is chaired by Mr. Foley, and consists of Messrs. Albert, Foley, Petrick, and Satterlee. The Finance Committee is responsible for oversight of our company's financial policies.

Director Compensation

     The majority of the directors on the board are compensated by their employer and are not directly compensated by our company for attendance at board or committee meetings. In 1999, two independent directors, Mr. Paul Albert and Ms. Anne Karalekas, were elected to the board. We have committed to an annual stipend of $24,000, board attendance fees of $2,500 per meeting, for up to six meetings, and annual committee attendance fees of $7,500 per committee, to be paid to such outside directors for their service on the board. Mr. Albert and Ms. Karalekas, as outside and unaffiliated directors, have each received an initial grant of non-qualified stock options to purchase 15,000 shares of common stock at a price of $0.25 per share. Additionally, Mr. Albert and Ms. Karalekas will each receive grants of options to purchase 7,500 shares of common stock at the end of each calendar year in which they serve as directors, prorated for their period of service as a director during the first year in which they served as a director.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee of our board of directors for the 2000 fiscal year were those named above. No member of this Committee was at any time during the 2000 fiscal year or at any other time an officer or employee of EarthWatch.

     No executive officer of EarthWatch has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the board of directors of EarthWatch. Except for Ms. Karelekas, each member of the Compensation Committee is employed by an entity that is either a stockholder of or maintains a business relationship with EarthWatch. See "Certain Relationships and Related Transactions."

Section 16(a) Beneficial Ownership Reporting Compliance

     Not applicable.

Item 11. Executive Compensation.

Summary of cash and certain other compensation

     The following table sets forth information concerning the compensation received for services rendered during fiscal 1998, 1999, and 2000 by our Chief Executive Officer and our four next most highly compensated executive officers:

                          Summary Compensation Table

                                                                                                      Long-term
                                                             Annual Compensation                    Compensation
                                                 --------------------------------------------       ------------
                                                                                                     Securities
          Name and Principal Position             Year         Salary ($)       Bonus ($)       Underlying Options/(1)/
          ---------------------------             -----        -----------      ----------      ---------------------
Herbert F. Satterlee III                           2000           256,250             --                    55,000
   Chief Executive Officer, President, and         1999           203,333         40,000                        --
     Director                                      1998           101,591             --                    84,081

Walter S. Scott                                    2000           181,500             --                    40,000
   Chief Technical Officer, Executive Vice         1999           165,000         45,000                        --
     President, and Director                       1998           138,546             --                     5,255

Henry E. Dubois                                    2000           231,000         37,500                    55,000
   Chief Operating Officer, Chief Financial        1999            75,000         30,000                   175,000
     Officer, and Executive Vice President         1998                --             --                        --

John C. Jasper                                     2000           181,000         29,000                    39,000
   Vice President Data Systems                     1999            53,200         12,000                   100,000
                                                   1998                --             --                        --

Jeffrey S. Kerridge                                2000           220,048 /(2)/       --                    38,300
   Vice President Sales                            1999           198,690 /(2)/   30,000                        --
                                                   1998           118,119             --                     9,459

   (1) The options granted to each of the named executive officers in 2000 are stock options to purchase shares of common stock at the initial exercise price of $0.25 that were issued under our 1999 Stock Option/Stock Issuance Plan. The options granted prior to 2000 are stock options to purchase shares of Series C preferred stock at an initial exercise price of $3.81 that were issued under our 1995 Stock Option/Stock Issuance Plan.
   (2) The compensation paid to Mr. Kerridge for his services during 1999 and 2000 includes sales commissions of $57,205 and $41,048, respectively.

Option grants in 2000

     The following table sets forth certain information regarding options granted during the year ended December 31, 2000 by our company to the named executive officers:

                       Option Grants in Last Fiscal Year


                                                                                                              Potential
                                                                                                          Realizable Value
                                                                                                          At Assumed Annual
                                                Percent of                                                  Rates of Stock
                                              Total Options                                                      Price
                                 Number of      Granted to       Exercise                                    Appreciation
                                  Options       Employees       Price Per           Expiration             for Option Term
     Name                       Granted (1)   in Fiscal Year    Share (2)              Date                 5%         10%
     Herbert F. Satterlee III        55,000        1.5%            $0.25        December 15, 2010        $22,397    $35,664
     Dr. Walter S. Scott             40,000        1.1              0.25        December 15, 2010         16,289     25,937
     Henry E. Dubois                 55,000        1.5              0.25        December 15, 2010         22,397     35,664
     John C. Jasper                  39,000        1.1              0.25        December 15, 2010         15,882     25,289
     Jeffrey S. Kerridge             38,300        1.0              0.25        December 15, 2010         15,597     24,835

     (1)  Based on 3,704,075 options granted during 2000.
     (2) The exercise price per share of options granted was equal to the fair market value of the Common Stock on the date of grant as determined by the board of directors.

2000 option exercises and year end option values

     The following table sets forth information concerning the value realized upon exercise of options during 2000 and the number and value of unexercised options held by each of the named executive officers at December 31, 2000.

                                                           Number of                 Value of Unexercised In
                                                      Unexercised Options at          the Money Options at
                              Shares                    December 31, 2000               December 31, 2000
                                                  -------------------------------   -------------------------------
                            Acquired      Value
                           on Exercise  Realized  Exercisable/(1)/  Unexercisable     Exercisable     Unexercisable
Herbert F. Satterlee III        --          --        455,000           --               --              --
Dr. Walter S. Scott             --          --        543,850           --               --              --
Henry E. Dubois                 --          --        230,000           --               --              --
John C. Jasper                  --          --        139,000           --               --              --
Jeffrey S. Kerridge             --          --        138,300           --               --              --

   (1) All options are immediately exercisable, subject to repurchase by EarthWatch of any unvested shares at the exercise price upon cessation of the optionee's service to EarthWatch.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to beneficial ownership of our voting capital stock as of March 15, 2001 for:

     . each person (or group of affiliated persons) known to us to own beneficially more than 5% of the outstanding shares of common stock or of any series of preferred stock;
     .   each of our directors;
     .   each of our named executive officers; and
     .   all of our directors and executive officers as a group.

                                               Number of Shares Beneficially Owned
                                               -----------------------------------
                                           as of March 15, 2001 and Percent of Class(1)
                                           --------------------------------------------
        Directors,            Series A                Series B                Series C                                      % of
      Named Executive        Convertible   Percent   Convertible   Percent   Convertible   Percent                % of      total
       Officers, and          Preferred      of       Preferred      of       Preferred      of       Common     Common    voting
      5% stockholders           Stock     Series(%)     Stock     Series(%)     Stock     Series(%)    Stock      Stock     power
      ---------------           -----     ---------     -----     ---------     -----     ---------    -----      -----     -----
ITT Industries, Inc.(2)....    8,051,273      100.0           --         --           --         --         --         --     17.8
Morgan Stanley & Co........
Incorporated (3)...........           --         --    4,830,763       60.0      321,158        1.3          1          *     22.7
Capital Research and
  Management Company(4)....           --         --    3,220,510       40.0      929,091        3.7         --         --     16.2
Ball Technologies Holdings
  Corp.(5).................           --         --           --         --    4,436,847       17.6         --         --      7.0
Hitachi, Ltd(6)............           --         --           --         --    2,423,411        9.6         --         --      3.8
Dr. Walter S. Scott(7).....           --         --           --         --      624,145        2.5    538,595       15.9      1.8
Howard J. Gannes(8)........           --         --           --         --       69,669          *     56,108        1.7        *
Herbert F. Satterlee III(9)           --         --           --         --       84,081          *    370,919       10.9        *
Henry E. Dubois ...........           --         --           --         --           --          *    230,000        6.8        *
Jeffrey S. Kerridge(10)....           --         --           --         --       12,034          *    126,266        3.7        *
Neal T. Anderson(11).......           --         --           --         --       10,018          *     70,015        2.1        *
Paul M. Albert, Jr. (12)...           --         --           --         --           --         --     26,250          *        *
Donald E. Foley(13)........           --         --           --         --           --         --         --         --       --
Anne Karalekas(14).........           --         --           --         --           --         --     24,375          *        *
Takatoshi Kodaira(15)......           --         --           --         --    2,423,411        9.6         --         --      3.8
Alexander S. Lushtak(16)...           --         --           --         --      159,480          *    125,000        3.7        *
Michael J. Petrick(17).....           --         --           --         --           --         --         --         --       --
Dr. Marvin R. Sambur(18)...           --         --           --         --           --         --         --         --       --
Donald W. Vanlandingham(19)           --         --           --         --           --         --         --         --       --
All non-named
  executive officers.......           --         --           --         --        2,995          *    423,005       12.5      1.0
All executive officers and
  directors as a group
  (18 persons).............           --         --           --         --    3,385,833       13.4  1,990,533       58.7      8.5
    --------------
    * Less than 1%.
    --------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and preferred stock subject to warrants and options currently exercisable or exercisable within 60 days of December 31, 2000, are deemed outstanding for computing the percentage of the person or entity holding such securities, but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock and preferred stock shown as beneficially owned by them.
(2) The address of ITT Industries, Inc. is 4 West Red Oak Lane, White Plains, New York 10604.
(3) The address of Morgan Stanley & Co. Incorporated is 1585 Broadway, New York, New York 10036. Morgan Stanley also holds one share of common stock.
(4) The shares of Series B preferred stock reflected as being held by Capital Research Management Company, a registered investment advisor, are held by the following entities to whom Capital Research Management Company provides investment services: The Bond Fund of America, Inc., 1,046,665 shares; American Variable Insurance Funds, 1,368,717 shares; and American High Income Trust, 805,128 shares. The address of Capital Research and Management Company and its affiliated entities is 11100 Santa Monica Boulevard, Los Angeles, California 90025.
(5) The address of Ball Technologies Holdings Corp. is 10 Longs Peak Drive, Broomfield, Colorado 80021.
(6) The address of Hitachi, Ltd., is 5-79 Onoe-cho, Nakaku, Yokohama,
    Japan 231-0015.
(7) Includes 5,255 shares of Series C convertible preferred stock issuable upon exercise of an option granted pursuant to our 1995 Stock Option/Stock Issuance Plan. Includes as beneficial ownership the shares held by The Leona
    A. Rose Trust, Kenneth E. Scott & Shelly A. Scott, and Jean Scott Crowell & Luther Crowell.

(8) Consists of 3,363 shares of Series C convertible preferred stock issuable upon exercise of options granted pursuant to our 1995 Stock Option/Stock Issuance Plan and 66,306 shares of Series C preferred stock held jointly with his spouse.
(9) Consists of 84,081 shares of Series C convertible preferred stock issuable upon exercise of an option granted pursuant to our 1995 Stock Option/Stock Issuance Plan, of which 31,531 shares are subject to repurchase until fully vested.
(10) Consists of 12,034 shares of Series C convertible preferred stock issuable upon the exercise of options granted pursuant to our 1995 Stock Option/Stock Issuance Plan, of which 1,538 shares are subject to repurchase until fully vested.
(11) Includes 9,775 shares of Series C convertible preferred stock issuable upon the exercise of options granted pursuant to our 1995 Stock Option/Stock Issuance Plan, of which 164 shares are subject to repurchase until fully vested.
(12) The address of Mr. Albert is 135 Main Street, South Salem, New York 10590.
(13) The address of Mr. Foley is c/o ITT Industries, Inc., 4 West Red Oak Lane, White Plains, New York 10604.
(14) The address of Ms. Karalekas is 2126 Connecticut Avenue, N.W., Suite 25, Washington, DC 20008.
(15) Includes 2,423,411 shares of Series C convertible preferred stock held by Hitachi, Ltd. The address of Mr. Kodaira is c/o Hitachi, Ltd. 5-79 Onoe-cho, Nakaku, Yokohama, Japan 231-0015.
(16) The address of Mr. Lushtak is 4 Upper Road, P.O. Box 1511, Ross, California 94957.
(17) The address of Mr. Petrick is c/o Morgan Stanley & Co. Incorporated, 1585 Broadway, New York, New York 10036.
(18) The address of Dr. Sambur is c/o ITT Industries, Inc., 4 West Red Oak Lane, White Plains, New York 10604. Dr. Sambur is President and General Manager of ITT Industries' Aerospace/Communications Division and may be viewed as the beneficial owner of the shares of Series A preferred stock held by ITT Industries. Dr. Sambur disclaims beneficial ownership of shares held by ITT Industries.
(19) The address of Mr. Vanlandingham is c/o Ball Technologies Holdings Corp., 10 Longs Peak Drive, Broomfield, Colorado 80021. Mr. Vanlandingham is the President and Chief Executive Officer of Ball Aerospace, an affiliate of Ball Technologies, and may be viewed as the beneficial owner of the shares of Series C preferred stock held by Ball Technologies Holdings Corp. Mr. Vanlandingham disclaims beneficial ownership of shares held by Ball Technologies.

Item 13.  Certain Relationships and Related Transactions.

Transactions with Ball Corporation

     In March 1996, we entered into a contract with Ball Aerospace & Technologies Corp., an affiliate of Ball Technologies Holdings Corp., which holds in excess of 10% of our outstanding capital stock, for engineering services in connection with the QuickBird 1 spacecraft. This agreement currently remains in effect.

     In October 1997, we entered into an agreement with Ball Aerospace that granted us an option to purchase either one or two QuickBird spacecraft at varying prices, depending on the timing of our exercise of that option. Under the agreement, Ball Aerospace is permitted to sell spacecraft based on the QuickBird design to third parties under specified circumstances. Ball Aerospace did not perform any work under the agreement from October 1997 through May 1998, and we did not make any payments to Ball Aerospace during that period. Under the agreement, we issued to Ball Aerospace a promissory note in the principal amount of $1.6 million. We repaid this note in May 1998.

     In June 1998, we entered into a new agreement with Ball Aerospace. This agreement restarted work on QuickBird 1, with a total fixed cost of $34.1 million. In April 1999, we exercised our option to purchase a second QuickBird satellite at a cost of $31.1 million. We made payments to Ball Aerospace under the Ball Aerospace agreements of approximately $15.4 million in 2000.

     In April 1999, Ball Technologies exercised its option in connection with the recapitalization to purchase 714,286 shares of our Series C preferred stock for an aggregate purchase price of $2.5 million. The purchase was consummated in July 1999.

     Mr. Vanlandingham, a director of EarthWatch, is the President and Chief Executive Officer of Ball Aerospace.

Transaction with Hitachi Software

     Hitachi, Ltd., which holds approximately 3.8% of our outstanding capital stock, currently is a master international distributor of our products, and the exclusive distributor in most of Asia. Under our distribution agreement, Hitachi will be entitled to purchase our products at discounts of up to 76% of our retail price for end-distribution in Asia for the first $400,000 worth of our products and at discounts of up to 40% thereafter. Additionally, we have entered into an agreement with Hitachi Software Engineering Company, Ltd. an affiliate of Hitachi, Ltd., for the development and delivery of a product processor and to cross-license certain intellectual property rights related to our ground system and the proprietary software of Hitachi Software. The license grants Hitachi Software the right to offer customers ground systems that permit them to receive data directly from our QuickBird satellite.

     Mr. Kodaira, a director of EarthWatch, is the General Manager of the Geospatial Information Division of Hitachi Software.


Transactions with ITT Industries

     In December 1998 and January 1999, we entered into agreements with ITT Industries, Inc., which holds in excess of 10% of our outstanding capital stock, for system engineering and development of a scheduling and tasking model of the QuickBird 1 and QuickBird 2 satellites and the development of a satellite simulator. We made payments to ITT Industries under these agreements of approximately $3.0 million in 2000.

     In February 1999, we entered into a strategic supplier agreement with ITT Industries. In exchange for our commitment to use ITT Industries as the provider and integrator of sensors for ten years, ITT Industries will provide such sensors and associated services on a best value basis. Additionally, we have qualified ITT Systems as a preferred EarthWatch supplier for certain goods and services during the term of the strategic supplier agreement.

     In June 1999, we entered into an agreement with the Aerospace/Communications division of ITT Industries to assist us in evaluating our options for our next generation satellite system. We made payments under this agreement of $140,528 during 2000.

     Dr. Sambur, a director of EarthWatch, is the President and General Manager of ITT Industries' Aerospace/Communications Division. Mr. Foley, a director of EarthWatch, is the Treasurer of ITT Industries.

Transactions with Morgan Stanley

     Morgan Stanley & Co. Incorporated, which holds in excess of 10% of our outstanding capital stock, acted as placement agent in connection with our offering in April 1996 of 7,000,000 shares of our former Series C preferred stock and our offering in March 1997 of 50,000 units, each consisting of one note and one warrant to purchase 31.12 shares of our common stock. Morgan Stanley also acted as placement agent in connection with our offering in July 1999 of 199,000 units, each consisting of one 13% note and 49.095 shares of our existing Series C preferred stock. In connection with its role in these offerings, Morgan Stanley received customary commissions and discounts in its capacity as placement agent.

     On December 31, 2000, Morgan Stanley held 4,830,763 shares of Series B preferred stock, had beneficial ownership of 321,158 shares of Series C preferred stock, and one share of common stock, as well as $2.9 million principal amount at maturity of the notes and $2.0 million principal amount at maturity of the 13% Notes. In addition, Morgan Stanley acts as exclusive financial advisor to EarthWatch under a five-year agreement. Morgan Stanley received $750,000 in connection with its advisory role in the recapitalization in April 1999.

     Mr. Petrick, a director of EarthWatch, is a Managing Director of Morgan Stanley.


Transactions with United Start Corporation

     We have an agreement with United Start Corporation, pursuant to which United Start provided launch and associated services for the QuickBird 1 satellite launch and we have an option to launch another satellite. We made payments to United Start under this agreement of approximately $5.2 million in 2000. We expect to pay approximately $12 million cash to United Start over the term of the contract. In addition, we made payments to Assured Space Access, Inc., which performed services in connection with the launch of the QuickBird 1 satellite, of $662,781 in 2000.

     Mr. Lushtak, a director of EarthWatch, is Co-Chairman and Chief Executive Officer of United Start, and is Chairman and Chief Executive Officer of Assured Space Access.

     We believe that all of the transactions set forth above were made on terms no less favorable than would be obtained for similar services provided to unrelated third parties. Any future transactions between us and our executive officers, directors, and their affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties, and any material transactions with such persons will be approved by a majority of the disinterested members of our board of directors.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1.   Financial Statements.

      The financial statements listed in the Index to Financial Statements that appears in Item 8 on Page 22 of this Report on Form 10-K are filed as part of this report.

     2.   Financial Statement Schedules.

      Schedules are not listed above because the information to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

     3.   Exhibits.

      See the Index to Exhibits which appears at the end of this document and which is incorporated by reference herein.

(b)  Reports on Form 8-K.

      A report on Form 8-K and Form 8-K/A was filed on November 30, 2000 to report the failure of the QuickBird 1 remote sensing satellite to reach its proper orbit and the filing of a proof of loss with the underwriters of the launch insurance policies in accordance with the terms of those policies. The report also discussed the required tender offer for our notes upon receiving the proceeds from the insurance policies noted above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EARTHWATCH INCORPORATED
                                   (Registrant)

                                   By:   /s/ Herbert F. Satterlee III
                                         ---------------------------------------
                                         Herbert F. Satterlee III
                                         President and Chief Executive Officer
                                         March 29, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                               Title                              Date
            ---------                               -----                              ----
/s/ Herbert F. Satterlee III           President, Chief Executive Officer,          March 29, 2001
---------------------------------
Herbert F. Satterlee III               Director, and Chairman of the Board
                                          (Principal Executive Officer)

/s/ Henry E. Dubois                 Chief Operating Officer, Chief Financial        March 29, 2001
---------------------------------
Henry E. Dubois                       Officer, and Executive Vice President
                                  (Principal Financial and Accounting Officer)

/s/ Walter S. Scott                    Chief Technical Officer, Executive           March 29, 2001
---------------------------------
Walter S. Scott                           Vice President, and Director

/s/ Paul M. Albert, Jr.                             Director                        March 29, 2001
---------------------------------
Paul M. Albert, Jr.

/s/ Donald E. Foley                                 Director                        March 29, 2001
---------------------------------
Donald E. Foley

/s/ Anne Karalekas                                  Director                        March 29, 2001
---------------------------------
Anne Karalekas

/s/ Takatoshi Kodaira                               Director                        March 29, 2001
---------------------------------
Takatoshi Kodaira

/s/ Alexander S. Lushtak                            Director                        March 29, 2001
---------------------------------
Alexander S. Lushtak

/s/ Michael J. Petrick                              Director                        March 29, 2001
---------------------------------
Michael J. Petrick

/s/ Marvin R. Sambur                                Director                        March 29, 2001
---------------------------------
Marvin R. Sambur

/s/ Donald W. Vanlandingham                         Director                        March 29, 2001
---------------------------------
Donald W. Vanlandingham

                            EARTHWATCH INCORPORATED
                          Annual Report on Form 10-K
                     For the year ended December 31, 2000
                               Index to Exhibits

  Exhibit
  Number      Description of Exhibits
  ------      ------------------------------------------------------------------
   2.1*       Recapitalization Agreement dated as of April 8, 1999 among
              EarthWatch, Morgan Stanley & Co. Incorporated, Capital Research
              and Management Company, for the benefit of American High-Income
              Trust, American Variable Insurance Series Asset Allocation Fund,
              American Variable Insurance Series Bond Fund, American Variable
              Insurance Series High-Yield Bond Fund and Bond Fund of America,
              Inc., Ball Technologies Holdings Corp. and ITT Industries, Inc.
   3.1*       Amended and Restated Certificate of Incorporation of EarthWatch
              Incorporated.
   3.2*       Bylaws.
   4.1*       Stockholders' Agreement dated as of April 8, 1999 among
              EarthWatch, Morgan Stanley & Co. Incorporated,
              Capital Research and Management Company, for the benefit of
              American High Income Trust, American Variable
              Insurance Series Asset Yield Bond Fund and Bond and Bond Fund of
              America, Inc., ITT Industries, Inc. and the
              other persons listed on the signature pages thereto.
   4.2*       Amended and Restated Indenture dated as of April 8, 1999 by and between EarthWatch and The Bank of New York,
              including form of 12 1/2% Senior Note Due 2005.
   4.2(a) +   First Supplemental Indenture dated as of July 7, 1999 to the
              Amended and Restated Indenture relating to the
              12 1/2% Senior Notes Due 2005
   4.3*       Indenture dated as of July 12, 1999, by and between EarthWatch and
              The Bank of New York, including form of 13% Senior Discount Note
              Due 2007
   4.4*       Pledge Agreement dated as of July 12, 1999 between EarthWatch and
              The Bank of New York, as trustee.
   4.5*       Amended and Restated Collateral Pledge and Security Agreement
              dated as of July 12, 1999 between EarthWatch
              and The Bank of New York, as collateral agent
   4.6*       Series C Preferred Registration Rights Agreement dated as of July
              7, 1999 between EarthWatch and Morgan Stanley & Co. Incorporated.
   4.7**      Notes Registration Rights Agreement dated as of July 12, 1999 between EarthWatch and Morgan Stanley & Co.
              Incorporated.
   4.8*       Specimen 13% Senior Discount Note Due 2007.
   4.9*       Specimen 12 1/2% Senior Note Due 2005.
   10.1*      EarthWatch Incorporated 1995 Stock Option Stock Issuance Plan.
   10.2*      EarthWatch Incorporated 1999 Equity Incentive Plan.
   10.3*      Ball-EarthWatch Agreement dated as of April 8, 1999 by and between
              EarthWatch and Ball Technologies Holdings Corp.
   10.4*      Contract for QuickBird Spacecraft dated as of June 9, 1998, as amended, by and between EarthWatch and Ball
              Aerospace & Technologies Corp.
   10.5*      Engineering Services Agreement dated as of March 6, 1996, as amended, by and between EarthWatch and Ball
              Aerospace & Technologies Corp.
   10.6*      Strategic Supplier Agreement dated as of February 26, 1999, by and between EarthWatch and ITT Industries, Inc.
   10.7*      Agreement for the EarthWatch QuickBird Sensor Subsystem dated as of October 15, 1996, as amended, by and between EarthWatch and
              Eastman Kodak Company.
   10.8*      EarthWatch-Hitachi Imaging Distribution Agreement dated as of June
              4, 1995, as amended, by and between EarthWatch and Hitachi, Ltd.
   10.9*      Distributor Agreement dated as of August 1, 1997, by and between
              Nuovo Telespazio, S.p.A.
   10.11*     Lease Agreement between EarthWatch and Pratt Land Limited
              Liability Company.
   12.1       Computation of ratio of earnings to fixed charges.
   21.1**     Subsidiaries of EarthWatch.

* Incorporated by reference to the exhibits with the corresponding exhibit numbers in EarthWatch's Registration Statement on Form S-4 (File No. 333-39202).
** Incorporated by reference to the exhibits with the corresponding exhibit numbers in Amendment No. 1 to EarthWatch's
     Registration Statement on Form S-4 (File No. 333-39202).
+ Incorporated by reference to the exhibits with the corresponding exhibit numbers in EarthWatch's Registration Statement on Form S-1 (File No. 333-46582).