Form 10-Q
period 2001-03-31
EARTHWATCH INC
filed 2001-05-15
CIK 1014852

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

                 For the quarterly period ended March 31, 2001

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The registrant had 217,901 shares of common stock outstanding as of April 30, 2001.


================================================================================

                               Table of Contents

PART I.    FINANCIAL INFORMATION
         Item 1.  Financial Statements.
                  Consolidated Balance Sheet.                                                                     1
                  Consolidated Statement of Operations.                                                           2
                  Consolidated Statement of Cash Flows.                                                           3
                  Consolidated Statement of Stockholders' Equity (Deficit).                                       4
                  Notes to Consolidated Financial Statements.                                                     5
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.          7
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                                     9

PART II.   OTHER INFORMATION
         Item 2.  Changes in Securities and Use of Proceeds.                                                     10
         Item 4.  Submission of Matters to a Vote of Security Holders.                                           10
         Item 6.  Exhibits and Reports on Form 8-K.                                                              11
                  Signatures                                                                                     13

--------------------------------------------------------------------------------
Reference is made in this document to Digital Globe(R) and Your Planet Online(R), which are registered trademarks owned by the Company, and Seconds on Orbit(TM), which is a trademark of the Company.

EarthWatch Incorporated
(A Development Stage Company)

Consolidated Balance Sheet
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    December 31,      March 31,
                                                                                                        2000             2001
                                                                                                    -------------   -------------
                                         ASSETS
Current assets:
     Cash and cash equivalents                                                                      $   5,725,779    $ 27,780,718
     Accounts receivable, net of allowance for doubtful accounts of zero and
       $81,148, respectively                                                                              251,408       1,512,061
     Insurance proceeds receivable - restricted                                                       265,000,000               -
     Investment securities                                                                                      -               -
     Investment securities - restricted                                                                 6,295,382     236,760,935
     Other current assets                                                                                 398,101         568,722
                                                                                                    -------------   -------------
          Total current assets                                                                        277,670,670     266,622,436
                                                                                                    -------------   -------------
Property, plant, and equipment:
     Construction in progress                                                                          89,716,474      94,881,022
     Computer equipment and software                                                                   15,365,444      15,370,977
     Machinery and equipment                                                                            5,770,640       5,770,640
     Furniture and fixtures                                                                             1,281,911       1,281,474
                                                                                                    -------------   -------------
          Total property, plant, and equipment                                                        112,134,469     117,304,113
     Accumulated depreciation and amortization                                                        (15,419,714)    (16,162,614)
                                                                                                    -------------   -------------
          Net property, plant, and equipment                                                           96,714,755     101,141,499
                                                                                                    -------------   -------------

Debt issuance costs, net                                                                                4,682,127       4,504,223
Other assets                                                                                              310,664         281,591
                                                                                                    -------------   -------------
          TOTAL ASSETS                                                                              $ 379,378,216   $ 372,549,749
                                                                                                    =============   =============

LIABILITIES, MANDATORY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current liabilities:
     Accounts payable                                                                               $  11,289,385   $   3,721,184
     Accounts payable to related parties                                                                  982,232         690,149
     Accrued expenses                                                                                   3,988,060       4,070,551
     Debt                                                                                             195,484,650     203,591,898
                                                                                                    -------------   -------------
          Total current liabilities                                                                   211,744,327     212,073,782
                                                                                                    -------------   -------------

Commitments and contingencies

Mandatorily redeemable preferred stock due 2009:
     7% Cumulative convertible - Series A; $.001 par value; 10,000,000 shares authorized; 8,051,273 and 8,192,170 shares issued and outstanding as of December 31, 2000 and March 31, 2001, respectively; aggregate
           liquidation preference of $28,672,595 as of March 31, 2001                                  27,473,699      27,987,928
     7% Cumulative convertible - Series B; $.001 par value; 10,000,000 shares authorized;
           8,051,273 and 8,192,170 shares issued and outstanding as of December
           31, 2000 and March 31, 2001, respectively; aggregate liquidation
           preference of $28,672,595 as of March 31, 2001                                              27,473,699      27,987,928
     8.5%  Cumulative convertible - Series C; $.001 par value; 25,000,000 shares authorized, issued and outstanding as of December 31, 2000 and March 31, 2001; aggregate
           liquidation preference of $89,440,001 as of March 31, 2001                                  86,298,993      88,199,432
                                                                                                    -------------   -------------
                    Total mandatorily redeemable preferred stock                                      141,246,391     144,175,288
                                                                                                    -------------   -------------

Stockholders' equity (deficit):
     Common stock; $.001 par value; 100,000,000 shares authorized; 195,420, and
          215,438 shares issued and outstanding at December 31, 2000 and March
          31, 2001, respectively                                                                              195             215
     Additional paid-in capital                                                                        61,824,829      58,902,055
     Deferred stock compensation                                                                         (534,600)       (493,375)
     Deficit accumulated during the development stage                                                 (34,902,926)    (42,108,216)
                                                                                                    -------------   -------------
          Total stockholders' equity (deficit)                                                         26,387,498      16,300,679
                                                                                                    -------------   -------------
          TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND
                    STOCKHOLDERS' EQUITY (DEFICIT)                                                  $ 379,378,216   $ 372,549,749
                                                                                                    =============   =============

 The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)

Consolidated Statement of Operations
--------------------------------------------------------------------------------------------------------------------------
                                                                                                            Period from
                                                                                                          January 1, 1995
                                                                    Three Months Ended March 31,           (Inception) to
                                                                    -------------     -------------           March 31,
                                                                         2000              2001                  2001
                                                                    ------------      -------------         -------------
 Revenue                                                             $ 2,019,248      $   3,817,744         $  20,205,235

 Cost of goods sold                                                    1,343,535          2,970,050            16,110,289
                                                                    ------------      -------------         -------------
            Gross profit                                                 675,713            847,694             4,094,946
                                                                    ------------      -------------         -------------

 Expenses:
       Selling, general, and administrative                            3,015,742          2,794,366            52,874,881
       Research and development                                        2,379,624          2,158,457            74,094,239
       Loss from impairment of fixed assets, net of
            insurance recoveries                                               -                  -           (81,489,890)
       Gain from arbitration settlement                                        -                  -            (1,514,776)
                                                                    ------------      -------------         -------------
            Total expenses                                             5,395,366          4,952,823            43,964,454
                                                                    ------------      -------------         -------------

 Loss from operations                                                 (4,719,653)        (4,105,129)          (39,869,508)
 Interest expense                                                     (1,984,390)        (4,726,377)          (16,215,287)
 Interest income                                                       1,332,397          1,626,216            16,976,579
                                                                    ------------      -------------         -------------
            Loss before provision for income taxes                    (5,371,646)        (7,205,290)          (39,108,216)

 Provision for income taxes                                                    -                  -            (3,000,000)
                                                                    ------------      --------------        -------------
            Net loss                                                  (5,371,646)        (7,205,290)          (42,108,216)

 Mandatorily redeemable preferred stock
       dividends and accretion                                        (2,809,259)        (2,927,755)          (20,886,350)
                                                                    ------------      -------------         -------------
            Net loss attributable to common stockholders            $ (8,180,905)     $ (10,133,045)        $ (62,994,566)
                                                                    ============      =============         =============

 The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)

Consolidated Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Period from
                                                                                                                    January 1, 1995
                                                                                                                     (Inception) to
                                                                                   Three Months Ended March 31,        March 31,
                                                                                   ------------------------------
                                                                                       2000              2001              2001
                                                                                   ------------      ------------      ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                          $ (5,371,646)     $ (7,205,290)     $(42,108,216)
 Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depreciation expense                                                             894,225           742,900        17,744,645
       Non-cash interest expense                                                      1,980,668         4,725,976        14,823,356
       Non-cash loss from disposals and impairments of property
            plant, and equipment, net of insurance recoveries                                 -                 -       (50,886,959)
       Non-cash stock compensation                                                            -            41,225           962,625
       Changes in assets and liabilities:
            Accounts receivable, net                                                    684,691        (1,260,653)         (512,936)
            Insurance proceeds receivable - restricted                                        -       265,000,000       265,000,000
            Other assets                                                                562,068          (141,548)         (627,939)
            Accounts payable                                                         (4,379,717)       (7,568,201)        3,208,575
            Accounts payable - related parties                                         (489,884)         (292,083)          690,149
            Accrued expenses                                                             49,872            83,633         1,944,903
                                                                                   ------------      -------------     ------------

                Net cash provided (used) by operating activities                     (6,069,723)      254,125,959       210,238,203
                                                                                   ------------      -------------     ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of investment securities                                                           -      (236,760,935)     (281,909,267)
 Proceeds from maturities of investment securities                                    2,814,866         6,295,382        44,990,238
 Proceeds from sales of property, plant, and equipment                                        -                 -         4,216,978
 Constuction in progress additions                                                  (14,207,685)       (1,586,106)     (267,440,060)
 Other property, plant, and equipment additions                                      (1,592,802)           (5,096)      (15,566,564)
                                                                                   ------------      -------------     ------------

                Net cash used by investing activities                               (12,985,621)     (232,056,755)     (515,708,675)
                                                                                   ------------      -------------     ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of long-term notes, net                                               -                 -       145,718,374
 Proceeds from issuance of preferred and common stock, net                               11,260             5,001       191,177,335
 Cash acquired in merger                                                                      -                 -           916,457
 Principal payments on debt                                                             (30,164)          (19,266)       (4,560,976)
                                                                                   ------------      -------------     ------------

                Net cash provided (used) by financing activities                        (18,904)          (14,265)      333,251,190
                                                                                   ------------      -------------     ------------

                Net increase (decrease) in cash and cash equivalents                (19,074,248)       22,054,939        27,780,718
 Cash and cash equivalents, beginning of period                                      82,193,314         5,725,779                 -
                                                                                   ------------      -------------     ------------
 Cash and cash equivalents, end of period                                          $ 63,119,066      $ 27,780,718      $ 27,780,718
                                                                                   ============      =============     ============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                                               $      3,481      $        401      $ 12,672,062

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
       Assets acquired pursuant to capital-lease and financing obligations         $          -      $          -      $  4,599,935
       Net book value of assets acquired in merger                                            -                 -         4,290,496
       Liabilities assumed in merger                                                          -                 -         3,738,588
       Stockholder advances converted to equity                                               -                 -         1,030,000
       Property in-kind contributed by stockholder                                            -                 -         7,521,028
       Non-cash interest capitalized in construction in progress                      5,295,655         3,578,442        51,118,378
       Issuance of mandatorily redeemable preferred stock                             2,727,967                 -        50,706,266

 The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                          Convertible                   Convertible              Convertible
                                                           Series A                      Series B                  Series C
                                                        Preferred Stock               Preferred Stock           Preferred Stock
                                                   -------------------------      ------------------------  -----------------------
                                                     Shares        Amount          Shares        Amount       Shares        Amount
                                                   ----------   ------------      --------    ------------  ----------     --------
Balance at January 1, 1995 (inception)                      -   $          -             -    $          -           -     $      -
Issuance of stock in exchange for future
    cash contributions and contributions
    of property in-kind                             8,000,000     14,400,000             -               -           -            -
Contribution of net assets in merger                5,362,285        551,908             -               -           -            -
Issuance of common stock for services
    and for stock options exercised                         -              -             -               -           -            -
Issuance of preferred stock                         5,475,001     21,712,635       189,040       1,890,400           -            -
Property in-kind, conversion of debt, and
    cash contributions from stockholder                     -              -             -               -           -            -
Net and comprehensive income (loss)                         -              -             -               -           -            -
                                                   ----------   ------------      --------     -----------  ----------     --------
Balance at December 31, 1995                       18,837,286     36,664,543       189,040       1,890,400           -            -
Restatement of capital stock and additional
    paid-in capital for reincorporation as
    of January 1, 1996                                      -    (36,645,706)            -      (1,890,211)          -            -
Issuance of stock in exchange for property
    in-kind and other, net                            513,124            513        22,260              22           -            -
Issuance of preferred stock                                 -              -       100,000             100   7,000,000        7,000
Property in-kind contributed by stockholder                 -              -             -               -           -            -
Net and comprehensive income (loss)                         -              -             -               -           -            -
                                                   ----------   ------------      --------     -----------  ----------     --------
Balance at December 31, 1996                       19,350,410         19,350       311,300             311   7,000,000        7,000
Issuance of common stock                                    -              -             -               -           -            -
Issuance of common stock for services
    and for stock options exercised                         -              -             -               -           -            -
Issuance of preferred stock                                 -              -             -               -           -            -
Other                                                       -              -             -               -           -            -
Net and comprehensive income (loss)                         -              -             -               -           -            -
                                                   ----------   ------------      --------     -----------  ----------     --------
Balance at December 31, 1997                       19,350,410         19,350       311,300             311   7,000,000        7,000
Issuance of preferred and common stock for
    stock options exercised                            17,916             18             -               -           -            -
Net and comprehensive income (loss)                         -              -             -               -           -            -
                                                   ----------   ------------      --------     -----------  ----------     --------
Balance at December 31, 1998                       19,368,326         19,368       311,300             311   7,000,000        7,000
Issuance of preferred and common stock for
    stock options exercised                                 -              -             -               -           -            -
Issuance of common stock for warrants
    exercised                                               -              -             -               -           -            -
Surrender and cancellation of shares from
    Ball Technologies Holdings Corp.               (2,761,983)        (2,762)            -               -           -            -
Reclassification of preferred and common
    stock into Series C 8.5% Cumulative
    Convertible Redeemable Preferred Stock
    Due 2009 in connection with the
    recapitalization                               (16,606,343)      (16,606)     (311,300)           (311) (7,000,000)      (7,000)
Issuance of preferred and common stock
    in connection with the recapitalization                 -              -             -               -           -            -
Mandatorily redeemable preferred stock
    dividends and accretion                                 -              -             -               -           -            -
Net and comprehensive income (loss)                         -              -             -               -           -            -
                                                   ----------   ------------      --------     -----------  ----------     --------
Balance at December 31, 1999                                -              -             -               -           -            -
Issuance of preferred and common stock
    for stock options exercised                             -              -             -               -           -            -
Deferred stock compensation                                 -              -             -               -           -            -
Amortization of deferred stock compensation                 -              -             -               -           -            -
Mandatorily redeemable preferred stock
    dividends and accretion                                 -              -             -               -           -            -
Net and comprehensive income (loss)                         -              -             -               -           -            -
                                                   ----------   ------------      --------     -----------  ----------     --------
 Balance at December 31, 2000                               -              -             -               -           -            -
Issuance of preferred and common stock
    for stock options exercised (unaudited)                 -              -             -               -           -            -
Amortization of deferred stock
    compensation (unaudited)                                -              -             -               -           -            -
Mandatorily redeemable preferred stock
    dividends and accretion (unaudited)                     -              -             -               -           -            -
Net and comprehensive income (loss) (unaudited)             -              -             -               -           -            -
                                                   ----------   ------------      --------     -----------  ----------     --------
Balance at March 31, 2001 (unaudited)                       -   $          -             -     $         -           -     $      -
                                                   ==========   ============      ========     ===========  ==========     ========

----------------------------------------------------------------------------------------------------------------------------------
                                                         Convertible
                                                          Series D                                                     Additional
                                                       Preferred Stock                       Common Stock               Paid-in
                                                 ----------------------------        -----------------------------
                                                   Shares            Amount             Shares           Amount         Capital
                                                 ----------       -----------        ----------       ------------   ------------
Balance at January 1, 1995 (inception)                    -       $         -        $        -       $          -   $          -
Issuance of stock in exchange for future
    cash contributions and contributions
    of property in-kind                                   -                 -                 1                  -              -
Contribution of net assets in merger                      -                 -                 -                  -              -
Issuance of common stock for services
    and for stock options exercised                       -                 -            79,500             63,600              -
Issuance of preferred stock                               -                 -                 -                  -              -
Property in-kind, conversion of debt, and
    cash contributions from stockholder                   -                 -                 -                  -              -
Net and comprehensive income (loss)                       -                 -                 -                  -              -
                                                 ----------       -----------        ----------       ------------   ------------
Balance at December 31, 1995                              -                 -            79,501             63,600              -
Restatement of capital stock and additional
    paid-in capital for reincorporation as
    of January 1, 1996                                    -                 -                 -            (63,521)    38,599,438
Issuance of stock in exchange for property
    in-kind and other, net                                -                 -                 -                  -      2,288,561
Issuance of preferred stock                         400,000               400                 -                  -     69,833,305
Property in-kind contributed by stockholder               -                 -                 -                  -        (25,944)
Net and comprehensive income (loss)                       -                 -                 -                  -              -
                                                 ----------       -----------        ----------       ------------   ------------
Balance at December 31, 1996                        400,000               400            79,501                 79    110,695,360
Issuance of common stock                                  -                 -                 -                  -      1,229,240
Issuance of common stock for services
    and for stock options exercised                       -                 -            69,416                 70         55,463
Issuance of preferred stock                         600,000               600                 -                  -      5,999,400
Other                                                     -                 -                 -                  -         (4,773)
Net and comprehensive income (loss)                       -                 -                 -                  -              -
                                                 ----------       -----------        ----------       ------------   ------------
Balance at December 31, 1997                      1,000,000             1,000           148,917                149    117,974,690
Issuance of preferred and common stock for
    stock options exercised                               -                 -            54,631                 55         50,799
Net and comprehensive income (loss)                       -                 -                 -                  -              -
                                                 ----------       -----------        ----------       ------------   ------------
Balance at December 31, 1998                      1,000,000             1,000           203,548                204    118,025,489
Issuance of preferred and common stock for
    stock options exercised                               -                 -             1,000                  1            799
Issuance of common stock for warrants
    exercised                                             -                 -         1,556,000              1,556         14,004
Surrender and cancellation of shares from
    Ball Technologies Holdings Corp.                      -                 -                 -                  -          2,762
Reclassification of preferred and common
    stock into Series C 8.5% Cumulative
    Convertible Redeemable Preferred Stock
    Due 2009 in connection with the
    recapitalization                             (1,000,000)           (1,000)       (1,760,548)            (1,761)   (39,765,364)
Issuance of preferred and common stock
    in connection with the recapitalization               -                 -                 1                  -              -
Mandatorily redeemable preferred stock
    dividends and accretion                               -                 -                 -                  -     (6,690,537)
Net and comprehensive income (loss)                       -                 -                 -                  -              -
                                                 ----------       -----------        ----------       ------------   ------------
Balance at December 31, 1999                              -                 -                 1                  -     71,587,153
Issuance of preferred and common stock
    for stock options exercised                           -                 -           195,419                195         49,734
Deferred stock compensation                               -                 -                 -                  -      1,456,000
Amortization of deferred stock compensation               -                 -                 -                  -              -
Mandatorily redeemable preferred stock
    dividends and accretion                               -                 -                 -                  -    (11,268,058)
Net and comprehensive income (loss)                       -                 -                 -                  -              -
                                                 ----------       -----------        ----------       ------------   ------------
 Balance at December 31, 2000                             -                 -           195,420                195     61,824,829
Issuance of preferred and common stock
    for stock options exercised (unaudited)               -                 -            20,018                 20          4,981
Amortization of deferred stock
    compensation (unaudited)                              -                 -                 -                  -              -
Mandatorily redeemable preferred stock
    dividends and accretion (unaudited)                   -                 -                 -                  -     (2,927,755)
Net and comprehensive income (loss) (unaudited)           -                 -                 -                  -              -
                                                 ----------       -----------        ----------       ------------   ------------
Balance at March 31, 2001 (unaudited)                     -       $         -           215,438       $        215   $ 58,902,055
                                                 ==========       ===========       ===========       ============   ============

--------------------------------------------------------------------------------------------------------------------------------
                                                                       Accumulated       Deficit Accumulated
                                                                            Other             During the              Total
                                                                       Comprehensive         Development           Stockholders'
                                                          Other        Income (Loss)            Stage           Equity (Deficit)
                                                      ------------     -------------     -------------------    ----------------
Balance at January 1, 1995 (inception)                $          -     $           -     $                 -    $              -
Issuance of stock in exchange for future
    cash contributions and contributions
    of property in-kind                                (14,400,000)                -                       -                   -
Contribution of net assets in merger                             -                 -                       -             551,908
Issuance of common stock for services
    and for stock options exercised                              -                 -                       -              63,600
Issuance of preferred stock                                      -                 -                       -          23,603,035
Property in-kind, conversion of debt, and
    cash contributions from stockholder                 13,381,523                 -                       -          13,381,523
Net and comprehensive income (loss)                              -                 -              (3,909,208)         (3,909,208)
                                                      ------------     -------------     -------------------    ----------------
Balance at December 31, 1995                            (1,018,477)                -              (3,909,208)         33,690,858
Restatement of capital stock and additional
    paid-in capital for reincorporation as
    of January 1, 1996                                           -                 -                       -                   -
Issuance of stock in exchange for property
    in-kind and other, net                                       -                 -                       -           2,289,096
Issuance of preferred stock                                      -                 -                       -          69,840,805
Property in-kind contributed by stockholder              1,018,477                 -                       -             992,533
Net and comprehensive income (loss)                              -                 -             (23,706,344)        (23,706,344)
                                                      ------------     -------------     -------------------    ----------------
Balance at December 31, 1996                                     -                 -             (27,615,552)         83,106,948
Issuance of common stock                                         -                 -                       -           1,229,240
Issuance of common stock for services
    and for stock options exercised                              -                 -                       -              55,533
Issuance of preferred stock                                      -                 -                       -           6,000,000
Other                                                            -                 -                       -              (4,773)
Net and comprehensive income (loss)                              -            80,400             (50,730,985)        (50,650,585)
                                                      ------------     -------------     -------------------    ----------------
Balance at December 31, 1997                                     -            80,400             (78,346,537)         39,736,363
Issuance of preferred and common stock for
    stock options exercised                                      -                 -                       -              50,872
Net and comprehensive income (loss)                              -           (36,971)            (12,919,555)        (12,956,526)
                                                      ------------     -------------     -------------------    ----------------
Balance at December 31, 1998                                     -            43,429             (91,266,092)         26,830,709
Issuance of preferred and common stock for
    stock options exercised                                      -                 -                       -                 800
Issuance of common stock for warrants
    exercised                                                    -                 -                       -              15,560
Surrender and cancellation of shares from
    Ball Technologies Holdings Corp.                             -                 -                       -                   -
Reclassification of preferred and common
    stock into Series C 8.5% Cumulative
    Convertible Redeemable Preferred Stock
    Due 2009 in connection with the
    recapitalization                                             -                 -                       -         (39,792,042)
Issuance of preferred and common stock
    in connection with the recapitalization                      -                 -                       -                   -
Mandatorily redeemable preferred stock
    dividends and accretion                                      -                 -                       -          (6,690,537)
Net and comprehensive income (loss)                              -          (159,382)            (20,318,766)        (20,478,148)
                                                      ------------     -------------     -------------------    ----------------
Balance at December 31, 1999                                     -          (115,953)           (111,584,858)        (40,113,658)
Issuance of preferred and common stock
    for stock options exercised                                  -                 -                       -              49,929
Deferred stock compensation                             (1,456,000)                -                       -                   -
Amortization of deferred stock compensation                921,400                 -                       -             921,400
Mandatorily redeemable preferred stock
    dividends and accretion                                      -                 -                       -         (11,268,058)
Net and comprehensive income (loss)                              -           115,953              76,681,932          76,797,885
                                                      ------------     -------------     -------------------    ----------------
 Balance at December 31, 2000                             (534,600)                -             (34,902,926)         26,387,498
Issuance of preferred and common stock
    for stock options exercised (unaudited)                      -                 -                       -               5,001
Amortization of deferred stock
    compensation (unaudited)                                41,225                 -                       -              41,225
Mandatorily redeemable preferred stock
    dividends and accretion (unaudited)                          -                 -                       -          (2,927,755)
Net and comprehensive income (loss) (unaudited)                  -                                (7,205,290)         (7,205,290)
                                                      ------------     -------------     -------------------    ----------------
Balance at March 31, 2001 (unaudited)                 $   (493,375)    $           -     $       (42,108,216)   $     16,300,679
                                                      ============     =============     ===================    ================

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Basis of Presentation

          The consolidated financial statements have been prepared by EarthWatch Incorporated and its subsidiaries without an audit, except for the December 31, 2000 balance sheet, which has been derived from audited financial statements. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

2.   Construction in Progress

          Construction in progress consists primarily of satellite construction and launch costs, ground station construction costs, and third-party developed software. Construction in progress consisted of the following:

                                        December 31, 2000        March 31, 2001
                                        -----------------        --------------
        QuickBird 2 satellite              $55,952,495            $59,590,775
        Digital Globe software              26,570,191             27,623,902
        Ground station equipment             7,193,788              7,666,345
                                           -----------            -----------
                                           $89,716,474            $94,881,022
                                           ===========            ===========

3.   Debt

          On February 28, 2001, as required by the indentures governing our 12 1/2% Senior Notes due 2005 and our 13% Senior Discount Notes due 2007, respectively, we offered to purchase all of our outstanding notes at their accreted value on the date of purchase, using the insurance proceeds relating to the loss of our QuickBird 1 satellite in November 2000. The offer expired on April 2, 2001 and we repurchased $127.4 million in principal amount at maturity of outstanding 13% notes and all outstanding 12 1/2% notes on April 3, 2001, resulting in an extraordinary loss on early extinguishment of debt of approximately $23.0 million.

          In connection with the offer, we entered into a Recapitalization Agreement and Consent dated as of April 2, 2001 ("Recapitalization Agreement") with certain holders of our 13% notes. Pursuant to the Recapitalization Agreement, these noteholders agreed to refrain from tendering their notes in the offer, thus allowing us to have the use of the funds that would otherwise be used to repurchase their notes. We also granted registration rights to certain holders of 13% notes and Series C preferred stock and pledged government securities to secure certain repurchase rights of the noteholders. Furthermore, we obtained the consent of these noteholders and amended the indenture governing the notes in certain respects.

          In the Recapitalization Agreement, we also agreed, among other things, that we would, by no later than June 15, 2001:

          . obtain at least $9 million of vendor financing from Ball Aerospace & Technologies Corp.;
          . amend our certificate of incorporation to (a) require that we purchase, at each holder's option, that holder's shares of our Series A and B preferred stock, if an insurable event occurs under the QuickBird 2 insurance policy, (b) increase the number of authorized shares of our common stock and each series of our preferred stock, and (c) extend the time period by one year during which holders of our preferred stock may convert their shares into shares of our common stock;
          . issue 10,843,297 additional shares of our Series C preferred stock to the holders of 13% notes that signed the Recapitalization Agreement;

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         . purchase at least $155 million of insurance covering the launch and in-orbit operations of our QuickBird 2 satellite; and
         . pledge the QuickBird 2 insurance in favor of The Bank of New York, as collateral agent for (a) the holders of notes and for Ball Aerospace, and (b) the holders of our Series A preferred stock and Series B preferred stock.

         In April 2001, we secured a $9.0 million borrowing facility with Ball Aerospace & Technologies Corp., one of our stockholders, which we intend to use to fund the completion of QuickBird 2. This vendor financing facility will accrue interest at an annual rate of 11%, which will become payable seven months following the launch of QuickBird 2. Beginning with the eighth month and ending with the eighteenth month following the launch of QuickBird 2, principal, in equal monthly amounts, and interest are payable in cash each month. In conjunction with this arrangement, we agreed to issue to Ball Aerospace & Technologies Corp. 903,608 shares of Series C preferred stock.

         We cannot assure you that the remaining contemplated transactions will be completed. If we do not, among other things, consummate the transactions required to be consummated by June 15, 2001, we must commence on the next business day and complete within 20 business days thereafter an offer to purchase all of the then-outstanding notes for a purchase price equal to their accreted value as of the date of purchase.

         We have incurred transaction costs associated with the Recapitalization Agreement of approximately $1.2 million. The estimated fair value of our debt instruments was approximately $233,192,000 at March 31, 2000.


         Based on our current operating plan and provided we can complete the other contemplated transactions in the Recapitalization Agreement prior to June 15, 2001, we believe that existing capital resources will meet our anticipated cash needs for the foreseeable future. If we face any launch delays, if our satellite system takes longer to become operational, if technical or regulatory developments require that we modify the design of our satellite system, if we are unable to complete the other contemplated transactions by June 15, 2001, if we are unable to achieve our revenue targets, or if we incur other additional unforeseen costs, we may require additional capital. We do not have a revolving credit facility or other source of readily available capital. Therefore, any shortfall in funds available for our operations or to service our debt would cause us serious liquidity problems. In such case, we would need to seek additional financing which we may not be able to obtain on commercially reasonable terms or at all. Failure to obtain such additional financing may result in a material adverse effect on our business and would significantly increase existing doubt about our ability to continue as a going concern.


         The Company's debt is comprised of the following at:                     December 31,         March 31,
                                                                                      2000               2001
                                                                                 -------------       -------------
     13% Senior Discount Notes, net of unamortized discount of
         $64,852,862 and $58,669,609, respectively, effective rate of 15.9%      $ 134,147,138       $ 140,330,391
     12 1/2% Senior Notes, net of unamortized discount of $10,731,089
         and $8,777,514, respectively, effective rate of 12.9%                      61,268,911          63,222,486
     Capital-lease obligations                                                          68,601              39,021
                                                                                 -------------        ------------
                                                                                   195,484,650         203,591,898
     Less: current portion                                                        (195,484,650)       (203,591,898)
                                                                                 -------------       -------------
                                                                                 $          --       $          --
                                                                                 =============       =============

4.  Commitments

          Effective March 2001, we entered into a launch services agreement for our QuickBird 2 satellite. This agreement increases our remaining noncancelable contract commitments, excluding the purchase of launch and in-orbit insurance discussed above, through launch to $27.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among others, those listed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q and in the other documents we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. Our actual results and the timing of certain events could differ materially from those anticipated in the forward-looking statements.

Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 2001

Revenue. Our revenue has been generated primarily from the processing and sale of geographic imagery purchased from third-party suppliers. These sources of revenue increased from $2.0 million for the three-month period ended March 31, 2000 to $3.8 million for the three-month period ended March 31, 2001. Varying delivery dates within new and existing contracts have resulted in significant revenue fluctuations for these two periods. Revenue for the remainder of fiscal 2000 decreased substantially in anticipation of the launch of QuickBird 1. A similar decrease is not expected in fiscal 2001.

Cost of Goods Sold. Our cost of goods sold includes third party geographic imagery sold under contract. As a result of our increased revenue, our cost of goods sold consequently increased from $1.3 million for the three-month period ended March 31, 2000 to $3.0 million for the three-month period ended March 31, 2001. Costs for both periods were primarily the direct costs associated with obtaining third-party geographic imagery for resale.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $3.0 million and $2.8 million for the three-month periods ended March 31, 2000 and 2001, respectively. These expenses decreased due to staff reductions and reduced operating activities following the loss of QuickBird 1. We expect these costs to increase in the future as we increase staff levels and implement new procedures in preparation for full-scale operations and market entry of our products and services.

Research and Development. Our research and development costs were $2.4 million and $2.2 million for the three-month periods ended March 31, 2000 and 2001, respectively. These expenses decreased due to staff reductions and reduced operating activities following the loss of QuickBird 1.

Interest Expense. Interest expense increased significantly from $2.0 million for the three-month period ended March 31, 2000 to $4.7 million for the three-month period ended March 31, 2001. This increase was the result of higher average debt balances outstanding during the three-month period ended March 31, 2001 and lower capitalization of interest due to the completion of QuickBird 1 in 2000.

Interest Income. Interest income increased from $1.3 million for the three-month period ended March 31, 2000 to $1.6 million for the three-month period ended March 31, 2001. This increase was the result of higher average investment balances outstanding during the three-month period ended March 31, 2001.

Net Loss. We had net losses of $5.4 million and $7.2 million for the three-month periods ended March 31, 2000 and 2001, respectively.

Liquidity and Capital Resources

         On February 28, 2001, as required by the indentures governing our 12 1/2% Senior Notes due 2005 and our 13% Senior Discount Notes due 2007, respectively, we offered to purchase all of our outstanding notes at their accreted value on the date of purchase, using the insurance proceeds relating to the loss of our QuickBird 1 satellite in November 2000. The offer expired on April 2, 2001 and we repurchased $127.4 million in principal amount at maturity of outstanding 13% notes and all outstanding 12 1/2% notes on April 3, 2001, resulting in an extraordinary loss on early extinguishment of debt of approximately $23.0 million.

         In connection with the offer, we entered into a Recapitalization Agreement and Consent dated as of April 2, 2001 ("Recapitalization Agreement") with certain holders of our 13% notes. Pursuant to the Recapitalization Agreement, these noteholders agreed to refrain from tendering their notes in the offer, thus allowing us to have the use of the funds that would otherwise be used to repurchase their notes. We also granted registration rights to certain holders of notes and Series C preferred stock and pledged government securities to secure certain repurchase rights of the noteholders. Furthermore, we obtained the consent of these noteholders and amended the indenture governing the notes in certain respects.

         In the Recapitalization Agreement, we also agreed, among other things, that we would, by no later than June 15, 2001:

         . obtain at least $9 million of vendor financing from Ball Aerospace & Technologies Corp.;
         . amend our certificate of incorporation to (a) require that we purchase, at each holder's option, that holder's shares of our Series A and B preferred stock, if an insurable event occurs under the QuickBird 2 insurance policy, (b) increase the number of authorized shares of our common stock and each series of our preferred stock, and (c) extend the time period by one year during which holders of our preferred stock may convert their shares into shares of our common stock;
         . issue 10,843,297 additional shares of our Series C preferred stock to the holders of 13% notes that signed the Recapitalization Agreement;
         . issue 903,608 additional shares of our Series C preferred stock to the Ball Technologies Holding Corporation;
         . purchase at least $155 million of insurance covering the launch and in-orbit operations of our QuickBird 2 satellite; and
         . pledge the QuickBird 2 insurance in favor of The Bank of New York, as collateral agent for (a) the holders of notes and for Ball Aerospace, and (b) the holders of our Series A preferred stock and Series B preferred stock.

     In April 2001, we secured a $9.0 million borrowing facility with Ball Aerospace & Technologies Corp., one of our stockholders, which we intend to use to fund the completion of QuickBird 2. This vendor financing facility will accrue interest at an annual rate of 11%, which will become payable seven months following the launch of QuickBird 2. Beginning with the eighth month and ending with the eighteenth month following the launch of QuickBird 2, principal, in equal monthly amounts, and interest are payable in cash each month. In conjunction with this arrangement, we agreed to issue to Ball Aerospace & Technologies Corp. 903,608 shares of Series C preferred stock.

         We cannot assure you that the remaining contemplated transactions will be completed. If we do not, among other things, consummate the transactions required to be consummated by June 15, 2001, we must commence on the next business day and complete within 20 business days thereafter an offer to purchase all of the then-outstanding notes for a purchase price equal to their accreted value as of the date of purchase.

         As a result of receiving $265 million of insurance proceeds, we had net cash provided by operating activities of $254.1 million for the three-month period ended March 31, 2001. As a result of our collateral agreement with our note holders, $236.8 million of these proceeds were deposited into a restricted escrow account for the repurchase of notes submitted in our tender offer. Excluding the insurance proceeds, we had net cash used by operating activities of $10.9 million and $6.1 million for the three-month periods ended March 31, 2001 and

2000, respectively. This difference was primarily the result of a reduction in accounts payable outstanding, resulting from the finalization of our Recapitalization Agreement.

         As a result of $236.8 million of the insurance proceeds being deposited in a restricted escrow account, we had net cash used by investing activities of $232.1 million for the three-month period ended March 31, 2001. Excluding this amount, we had $4.7 million of cash provided by investing activities in 2001 as compared to $13.0 million used by investing activities during the same period in 2000. This increase was primarily the result of the release of restricted investments for final payment of the QuickBird 1 insurance premiums during the three-month period ended March 31, 2001.

         Based on our current operating plan and provided we can complete the other contemplated transactions in the Recapitalization Agreement prior to June 15, 2001, we believe that existing capital resources will meet our anticipated cash needs for the foreseeable future. If we face any launch delays, if our satellite system takes longer to become operational, if technical or regulatory developments require that we modify the design of our satellite system, if we are unable to complete the other contemplated transactions by June 15, 2001, if we are unable to achieve our revenue targets, or if we incur other additional unforeseen costs, we may require additional capital. We do not have a revolving credit facility or other source of readily available capital. Therefore, any shortfall in funds available for our operations or to service our debt would cause us serious liquidity problems. In such case, we would need to seek additional financing which we may not be able to obtain on commercially reasonable terms or at all. Failure to obtain such additional financing may result in a material adverse effect on our business and would significantly increase existing doubt about our ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         We invest our cash and cash equivalents and restricted investments in short-term, U.S. dollar interest-bearing, investment grade securities with maturities less than 90 days. As of March 31, 2001, the interest rates on these investments have not fluctuated more than one percentage point since they were purchased. We do not currently hold any derivative instruments and do not engage in hedging activities. Also, we currently do not hold any variable interest rate debt or lines of credit, and currently do not generally enter into any transactions denominated in a foreign currency. Therefore, our exposure to interest rate and foreign exchange fluctuations is minimal.

         As of March 31, 2001, we estimate the fair value of our debt to be approximately $233.2 million using its accreted value plus accrued and unpaid interest as of that date. This methodology was utilized as a result of our tender offer in effect on that date and our requirement to make a repurchase offer for the untendered notes in the event qualifying insurance for QuickBird 2 is not obtained by the required date. Upon the resolution of the insurance contingency, the fair value of the untendered notes will depend upon rates for similar instruments at that time. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.

                          PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

         During the three-months ended March 31, 2001, we granted stock options to purchase 26,400 shares of our common stock with a price of $0.25 per share to our employees, consultants, directors, and other service providers under our 1999 Equity Incentive Plan. During the period covered by this report, we also issued and sold an aggregate of 25,260 shares of our common stock for $0.25 per share to employees, consultants, directors, and other service providers under direct issuances and exercises of stock options under our 1999 Equity Incentive Plan and 1995 Stock Option/Stock Issuance Plan, respectively. These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder for transactions by an issuer not involving a public offering.

         In April 2001, pursuant to the Recapitalization Agreement, we entered into the First Supplemental Indenture to the Indenture, which governs our 13% notes and requires us, among other things, to (a) obtain launch and in-orbit operations insurance in respect of our anticipated QuickBird 2 satellite and (b) make an offer to repurchase the 13% notes at their accreted value on the date of repurchase (i) in the event all of the contemplated transactions are not completed by June 15, 2001 and to consummate the offer to repurchase no later than August 1, 2001, and (ii) within 30 days of receipt by the collateral trustee of any proceeds under the QuickBird 2 insurance policy and to consummate such offer to repurchase no later than 60 days after the commencement of the offer.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The annual meeting of our stockholders was held on December 12, 2000.

         (b) The annual meeting included the election of directors. The names of the directors and the results of the vote for such directors are described in
(c) below.

         (c)   The matters voted upon at the annual meeting are as follows:

               (1)  Election of Directors
                    ---------------------

                            Director            Votes Received    Votes Withheld
                            --------            --------------    --------------
                    Paul M. Albert, Jr.              7,912,798                 0
                    Donald E. Foley                  7,912,798                 0
                    Anne Karalekas                   7,912,798                 0
                    Takatoshi Kodaira               22,378,612         2,125,808
                    Alexander S. Lushtak            22,377,365         2,127,055
                    Michael J. Petrick               7,912,798                 0
                    Dr. Marvin R. Sambur             7,912,798                 0
                    Herbert F. Satterlee, III       22,577,202         1,927,218
                    Walter S. Scott                 22,579,669         1,924,751
                    Donald W. Vanlandingham         22,305,493         2,198,927

               Based upon these voting results, each of the aforementioned persons was elected as a director. In March, 2001, Dr. Sambur informed us that he was resigning from the board of directors, effective the last day of March, to devote his time to other matters. On May 7, the board elected Henry J. Driesse, Vice President of ITT Industries, Inc. and President of ITT Defense, to serve the remainder of Dr. Sambur's term.

               (2)  Approval of 1999 Equity Incentive Plan
                    --------------------------------------

               At the annual meeting, the stockholders were asked to approve the 1999 Equity Incentive Plan. Under the plan, 10,000,000 shares of common stock have been reserved for issuance. The plan provides for the grant of incentive stock options to employees and nonstatutory stock options, stock bonuses, and restricted stock awards to employees, directors, and consultants to purchase common stock. The purpose of the plan is to secure and retain qualified personnel and to provide incentives to such personnel to achieve success for the company. The plan is administered by the board or a committee appointed by the board, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award, and the exercisability thereof.

               The results of the vote for the approval of the 1999 Equity Incentive Plan are as follows:


                    Votes For           Votes Against            Votes Abstained
                    ---------           -------------            ---------------
                    35,107,807              12,194                     237

               Our current Amended and Restated Certificate of Incorporation contains provisions that may conflict with respect to the ability of our stockholders to grant proxies or powers of attorney at any annual or special meeting of stockholders. As a result, there is some issue with respect to the ability of such stockholders to grant proxies or powers of attorney. However, many of our stockholders have purported to use proxies in connection with the 2000 annual meeting of stockholders to approve the actions above. Therefore, there may be uncertainty with respect to the validity of actions that have been approved by the stockholders at the annual meeting. Accordingly, we plan to solicit the stockholders by written consent to, among other things, ratify the actions of the stockholders at the 2000 annual meeting. However, we cannot assure you that the consent solicitation will be consummated, or if it is consummated, that the stockholders will ratify the actions taken at the 2000 annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits


                      Exhibit No.       Description
                      ----------        -----------
                          2.2*          Recapitalization Agreement and Consent
                                        dated as of April 2, 2001 by and among
                                        EarthWatch Incorporated, Morgan Stanley
                                        & Co. Incorporated, Post Balanced Fund,
                                        Post High Yield LP, Post Total Return
                                        Fund, Opportunity Fund, Dickstein & Co.,
                                        L.P., Dickstein International Limited,
                                        Hitachi Software Engineering Co., Ltd.,
                                        Sun America High Income Fund and Sun
                                        America Series Trust High Yield
                                        Portfolio.
                         4.10*          Notes Registration Rights Agreement
                                        dated as of April 3, 2001 by and among
                                        EarthWatch Incorporated, The Bank of New
                                        York and Morgan Stanley & Co.
                                        Incorporated.
                         4.11*          Series C Preferred Registration Rights
                                        Agreement dated as of April 3, 2001 by
                                        and among EarthWatch Incorporated,
                                        Morgan Stanley & Co. Incorporated, Post
                                        Balanced Fund, Post High Yield LP, Post
                                        Total Return Fund, Opportunity Fund,
                                        Dickstein & Co., L.P., Dickstein
                                        International Limited, Sun America High
                                        Income Fund, Sun America Series Trust
                                        High Yield Portfolio, Hitachi Software
                                        Engineering Co., Ltd. and Ball
                                        Technologies Holdings Corp.
                         4.12*          Pledge Agreement dated as of April 3,
                                        2001 by and among EarthWatch
                                        Incorporated, The Bank of New York, as
                                        trustee, and The Bank of New York, as
                                        securities intermediary.
                         4.13*          First Supplemental Indenture to the
                                        Indenture dated as of April 16, 2001 by
                                        and between EarthWatch Incorporated and
                                        The Bank of New York, as trustee.
                         10.12+         Launch Services Agreement dated February
                                        2, 2001 between EarthWatch and Delta
                                        Launch Services, Inc.
                         10.12(a)+      Amendment 1 to Launch Services Agreement
                                        dated March 15, 2001 between EarthWatch
                                        and Delta Launch Services, Inc.
                         10.13          Credit Agreement dated as of April 20,
                                        2001 by and between EarthWatch
                                        Incorporated and Ball Aerospace &
                                        Technologies Corp.

               * Incorporated by reference to the exhibits with the corresponding exhibit numbers in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2001.

               + Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

         (b)   Reports on Form 8-K

               A report on Form 8-K was filed on March 21, 2001 to report preliminary unaudited financial information for the year ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Longmont, State of Colorado.


                                             EARTHWATCH INCORPORATED
                                             (Registrant)



Date:      May 15, 2001                      By:   /s/ Henry E. Dubois
       ----------------------------               ------------------------------
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