Form 10-Q/A
period 2001-03-31
EARTHWATCH INC
filed 2001-05-30
CIK 1014852

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               _________________



                                  FORM 10-Q/A



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

          This Form 10-Q/A amends and restates the items listed below contained in the registrant's Form 10-Q for the quarterly period ended March 31, 2001. The amendments correct the presentation of the registrant's cash flows for the quarterly period ended March 31, 2001 and the period from January 1, 1995 (Inception) through March 31, 2001.

                               Table of Contents

PART I.    FINANCIAL INFORMATION
     Item 1.    Financial Statements.
                Consolidated Balance Sheet.                                                                                 1
                Consolidated Statement of Operations.                                                                       2
                Consolidated Statement of Cash Flows.                                                                       3
                Consolidated Statement of Stockholders' Equity (Deficit).                                                   4
                Notes to Consolidated Financial Statements.                                                                 5
     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.                      8
                Signatures                                                                                                 11





================================================================================
Reference is made to this document to Digital Global(R) and Your Planet Online(R), which are registered trademarks owned by the company, and Seconds an Orbit(TM), which is a trademark of the Company.

EarthWatch Incorporated
(A Development Stage Company)

Consolidated Balance Sheet
-------------------------------------------------------------------------------

                                                                                              December 31,      March 31,
                                                                                                  2000            2001
                                                                                             --------------  ---------------
                                            ASSETS                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                                               $   5,725,779   $   27,780,718
     Accounts receivable, net of allowance for doubtful accounts of zero and $81,148,
      respectively                                                                                 251,408        1,512,061
     Insurance proceeds receivable - restricted                                                265,000,000                -
     Investment securities                                                                               -                -
     Investment securities - restricted                                                          6,295,382      236,760,935
     Other current assets                                                                          398,101          568,722
                                                                                             --------------  ---------------
          Total current assets                                                                 277,670,670      266,622,436
                                                                                             --------------  ---------------
Property, plant, and equipment:
     Construction in progress                                                                   89,716,474       94,881,022
     Computer equipment and software                                                            15,365,444       15,370,977
     Machinery and equipment                                                                     5,770,640        5,770,640
     Furniture and fixtures                                                                      1,281,911        1,281,474
                                                                                             --------------  ---------------
          Total property, plant, and equipment                                                 112,134,469      117,304,113
     Accumulated depreciation and amortization                                                 (15,419,714)     (16,162,614)
                                                                                             --------------  ---------------
          Net property, plant, and equipment                                                    96,714,755      101,141,499
                                                                                             --------------  ---------------

Debt issuance costs, net                                                                         4,682,127        4,504,223
Other assets                                                                                       310,664          281,591
                                                                                             --------------  ---------------
          TOTAL ASSETS                                                                       $ 379,378,216   $  372,549,749
                                                                                             ==============  ===============

LIABILITIES, MANDATORY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current liabilities:
     Accounts payable                                                                        $  11,289,385   $    3,721,184
     Accounts payable to related parties                                                           982,232          690,149
     Accrued expenses                                                                            3,988,060        4,070,551
     Debt                                                                                      195,484,650      203,591,898
                                                                                             --------------  ---------------
          Total current liabilities                                                            211,744,327      212,073,782
                                                                                             --------------  ---------------

Contingencies

Mandatorily redeemable preferred stock due 2009:
     7% Cumulative convertible - Series A; $.001 par value; 10,000,000 shares authorized; 8,051,273 and 8,192,170 shares issued and outstanding as of December 31, 2000 and March 31, 2001, respectively; aggregate
          liquidation preference of $28,672,595 as of March 31, 2001                            27,473,699       27,987,928
     7% Cumulative convertible - Series B; $.001 par value; 10,000,000 shares authorized; 8,051,273 and 8,192,170 shares issued and outstanding as of December 31, 2000 and March 31, 2001, respectively; aggregate
          liquidation preference of $28,672,595 as of March 31, 2001                            27,473,699       27,987,928
   8.5% Cumulative convertible - Series C; $.001 par value; 25,000,000 shares authorized, issued and outstanding as of December 31, 2000 and March
          31, 2001; aggregate liquidation preference of $89,440,001 as of March
          31, 2001                                                                              86,298,993       88,199,432
                                                                                             --------------  ---------------
                        Total mandatorily redeemable preferred stock                           141,246,391      144,175,288
                                                                                             --------------  ---------------

Stockholders' equity (deficit):
     Common stock; $.001 par value; 100,000,000 shares authorized; 195,420, and
          215,438 shares issued and outstanding at December 31, 2000 and March
          31, 2001, respectively                                                                       195              215
     Additional paid-in capital                                                                 61,824,829       58,902,055
     Deferred stock compensation                                                                  (534,600)        (493,375)
     Deficit accumulated during the development stage                                          (34,902,926)     (42,108,216)
                                                                                             --------------  ---------------
          Total stockholders' equity (deficit)                                                  26,387,498       16,300,679
                                                                                             --------------  ---------------
          TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND
              STOCKHOLDERS' EQUITY (DEFICIT)                                                 $ 379,378,216   $  372,549,749
                                                                                             ==============  ===============

  The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)

 Consolidated Statement of Operations
--------------------------------------------------------------------------------------------------------------------------
                                                                                                          Period from
                                                                                                        January 1, 1995
                                                                    Three Months Ended March 31,         (Inception) to
                                                                ------------------------------------        March 31,
                                                                      2000               2001                 2001
                                                                -----------------  -----------------   -------------------
                                                                   (Unaudited)        (Unaudited)          (Unaudited)
 Revenue                                                          $    2,019,248     $    3,817,744       $    20,205,235

 Cost of goods sold                                                    1,343,535          2,970,050            16,110,289
                                                                -----------------  -----------------   -------------------
            Gross profit                                                 675,713            847,694             4,094,946
                                                                -----------------  -----------------   -------------------

 Expenses:
       Selling, general, and administrative                            3,015,742          2,794,366            52,874,881
       Research and development                                        2,379,624          2,158,457            74,094,239
       Loss from impairment of fixed assets, net of
            insurance recoveries                                               -                  -           (81,489,890)
       Gain from arbitration settlement                                        -                  -            (1,514,776)
                                                                -----------------  -----------------   -------------------
            Total expenses                                             5,395,366          4,952,823            43,964,454
                                                                -----------------  -----------------   -------------------

 Loss from operations                                                 (4,719,653)        (4,105,129)          (39,869,508)
 Interest expense                                                     (1,984,390)        (4,726,377)          (16,215,287)
 Interest income                                                       1,332,397          1,626,216            16,976,579
                                                                -----------------  -----------------   -------------------
            Loss before provision for income taxes                   (5,371,646)        (7,205,290)          (39,108,216)

 Provision for income taxes                                                   -                  -            (3,000,000)
                                                                -----------------  -----------------   -------------------
            Net loss                                                 (5,371,646)        (7,205,290)          (42,108,216)

 Mandatorily redeemable preferred stock
       dividends and accretion                                       (2,809,259)        (2,927,755)          (20,886,350)
                                                                -----------------  -----------------   -------------------
            Net loss attributable to common stockholders          $  (8,180,905)     $ (10,133,045)       $  (62,994,566)
                                                                =================  =================   ===================


 The accompanying notes are an integral part of these consolidated financial statements.

Earth Watch Incorporated
(A Development Stage Company)

Consolidated Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Period from
                                                                                                                  January 1, 1995
                                                                                                                   (Inception) to
                                                                                   Three Months Ended March 31,       March 31,
                                                                                --------------------------------
                                                                                     2000              2001              2001
                                                                                --------------    --------------    --------------
                                                                                  (Unaudited)       (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                       $   (5,371,646)   $   (7,205,290)   $  (42,108,216)
 Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depreciation expense                                                            894,225           742,900        17,744,645
       Non-cash interest expense                                                     1,980,668         4,725,976        14,823,356
       Non-cash loss from disposals and impairments of property
            plant, and equipment, net of insurance recoveries                                -                 -       (79,886,959)
       Non-cash stock compensation                                                           -            41,225           962,625
       Changes in assets and liabilities:
            Accounts receivable, net                                                   684,691        (1,260,653)         (512,936)
            Other assets                                                               562,068          (141,548)         (627,939)
            Accounts payable                                                        (4,379,717)       (7,568,201)        3,208,575
            Accounts payable - related parties                                        (489,884)         (292,083)          690,149
            Accrued expenses                                                            49,872            83,633         1,944,903
                                                                                --------------    --------------    --------------

                Net cash provided (used) by operating activities                    (6,069,723)      (10,874,041)      (83,761,797)
                                                                                --------------    --------------    --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of investment securities                                                          -      (236,760,935)     (281,909,267)
 Proceeds from maturities of investment securities                                   2,814,866         6,295,382        44,990,238
 Proceeds from sales of property, plant, and equipment                                       -                 -         4,216,978
 Insurance proceeds from loss of satellites                                                  -       265,000,000       294,000,000
 Constuction in progress additions                                                 (14,207,685)       (1,586,106)     (267,440,060)
 Other property, plant, and equipment additions                                     (1,592,802)           (5,096)      (15,566,564)
                                                                                --------------    --------------    --------------

                Net cash provided (used) by investing activities                   (12,985,621)       32,943,245      (221,708,675)
                                                                                --------------    --------------    --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of long-term notes, net                                              -                 -       145,718,374
 Proceeds from issuance of preferred and common stock, net                              11,260             5,001       191,177,335
 Cash acquired in merger                                                                     -                 -           916,457
 Principal payments on debt                                                            (30,164)          (19,266)       (4,560,976)
                                                                                --------------    --------------    --------------

                Net cash provided (used) by financing activities                       (18,904)          (14,265)      333,251,190
                                                                                --------------    --------------    --------------

                Net increase (decrease) in cash and cash equivalents               (19,074,248)       22,054,939        27,780,718
 Cash and cash equivalents, beginning of period                                     82,193,314         5,725,779                 -
                                                                                --------------    --------------    --------------
 Cash and cash equivalents, end of period                                       $   63,119,066    $   27,780,718    $   27,780,718
                                                                                ==============    ==============    ==============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                                            $        3,481    $          401    $   12,672,062

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
       Assets acquired pursuant to capital-lease and financing obligations      $            -    $            -    $    4,599,935
       Net book value of assets acquired in merger                                           -                 -         4,290,496
       Liabilities assumed in merger                                                         -                 -         3,738,588
       Stockholder advances converted to equity                                              -                 -         1,030,000
       Property in-kind contributed by stockholder                                           -                 -         7,521,028
       Non-cash interest capitalized in construction in progress                     5,295,655         3,578,442        51,118,378
       Issuance of mandatorily redeemable preferred stock                            2,727,967                 -        50,706,266

    The accompanying notes are an integral of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
-------------------------------------------------------------------------------------------------------------------
                                                            Convertible                      Convertible
                                                              Series A                         Series B
                                                          Preferred Stock                  Preferred Stock
                                                  -------------------------------- --------------------------------
                                                    Shares            Amount          Shares            Amount
                                                  -----------       -----------     ----------       --------------
Balance at January 1, 1995 (inception)                      -       $         -              -       $            -
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                           8,000,000        14,400,000              -                    -
Contribution of net assets in merger                5,362,285           551,908              -                    -
Issuance of common stock for services
      and for stock options exercised                       -                 -              -                    -
Issuance of preferred stock                         5,475,001        21,712,635        189,040            1,890,400
Property in-kind, conversion of debt, and
      cash contributions from stockholder                   -                 -              -                    -
Net and comprehensive income (loss)                         -                 -              -                    -
                                                  -----------       -----------       --------       --------------
Balance at December 31, 1995                       18,837,286        36,664,543        189,040            1,890,400
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                    -       (36,645,706)             -           (1,890,211)
Issuance of stock in exchange for property
      in-kind and other, net                          513,124               513         22,260                   22
Issuance of preferred stock                                 -                 -        100,000                  100
Property in-kind contributed by stockholder                 -                 -              -                    -
Net and comprehensive income (loss)                         -                 -              -                    -
                                                  -----------       -----------       --------       --------------
Balance at December 31, 1996                       19,350,410            19,350        311,300                  311
Issuance of common stock                                    -                 -              -                    -
Issuance of common stock for services
      and for stock options exercised                       -                 -              -                    -
Issuance of preferred stock                                 -                 -              -                    -
Other                                                       -                 -              -                    -
Net and comprehensive income (loss)                         -                 -              -                    -
                                                  -----------       -----------       --------       --------------
Balance at December 31, 1997                       19,350,410            19,350        311,300                  311
Issuance of preferred and common stock for
      stock options exercised                          17,916                18              -                    -
Net and comprehensive income (loss)                         -                 -              -                    -
                                                  -----------       -----------       --------       --------------
Balance at December 31, 1998                       19,368,326            19,368        311,300                  311
Issuance of preferred and common stock for
      stock options exercised                               -                 -              -                    -
Issuance of common stock for warrants
      exercised                                             -                 -              -                    -
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.             (2,761,983)           (2,762)             -                    -
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                            (16,606,343)          (16,606)      (311,300)                (311)
Issuance of preferred and common stock
      in connection with the recapitalization               -                 -              -                    -
Mandatorily redeemable preferred stock
      dividends and accretion                               -                 -              -                    -
Net and comprehensive income (loss)                         -                 -              -                    -
                                                  -----------       -----------       --------       --------------
Balance at December 31, 1999                                -                 -              -                    -
Issuance of preferred and common stock
      for stock options exercised                           -                 -              -                    -
Deferred stock compensation                                 -                 -              -                    -
Amortization of deferred stock compensation                 -                 -              -                    -
Mandatorily redeemable preferred stock
      dividends and accretion                               -                 -              -                    -
Net and comprehensive income (loss)                         -                 -              -                    -
                                                  -----------       -----------       --------       --------------
 Balance at December 31, 2000                               -                 -              -                    -
Issuance of preferred and common stock
      for stock options exercised (unaudited)               -                 -              -                    -
Amortization of deferred stock
      compensation (unaudited)                              -                 -              -                    -
Mandatorily redeemable preferred stock
      dividends and accretion (unaudited)                   -                 -              -                    -
Net and comprehensive income (loss) (unaudited)             -                 -              -                    -
                                                  -----------       -----------       --------       --------------
Balance at March 31, 2001 (unaudited)                       -       $         -              -       $            -
                                                  ===========       ===========       ========       ==============

Consolidated Statement of Stockholders' Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------
                                                           Convertible Senior                      Convertible
                                                                Series C                            Series D
                                                             Preferred Stock                     Preferred Stock
                                                       ---------------------------        -----------------------------
                                                         Shares           Amount            Shares            Amount
                                                       ----------       ----------        ----------        -----------
Balance at January 1, 1995 (inception)                          -       $        -                 -        $         -
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                       -                -                 -                  -
Contribution of net assets in merger                            -                -                 -                  -
Issuance of common stock for services
      and for stock options exercised                           -                -                 -                  -
Issuance of preferred stock                                     -                -                 -                  -
Property in-kind, conversion of debt, and
      cash contributions from stockholder                       -                -                 -                  -
Net and comprehensive income (loss)                             -                -                 -                  -

                                                       ----------       ----------        ----------        -----------
Balance at December 31, 1995                                    -                -                 -                  -
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                        -                -                 -                  -
Issuance of stock in exchange for property
      in-kind and other, net                                    -                -                 -                  -
Issuance of preferred stock                             7,000,000            7,000           400,000                400
Property in-kind contributed by stockholder                     -                -                 -                  -
Net and comprehensive income (loss)                             -                -                 -                  -
                                                       ----------       ----------        ----------        -----------
Balance at December 31, 1996                            7,000,000            7,000           400,000                400
Issuance of common stock                                        -                -                 -                  -
Issuance of common stock for services
      and for stock options exercised                           -                -                 -                  -
Issuance of preferred stock                                     -                -           600,000                600
Other                                                           -                -                 -                  -
Net and comprehensive income (loss)                             -                -                 -                  -
                                                       ----------       ----------        ----------        -----------
Balance at December 31, 1997                            7,000,000            7,000         1,000,000              1,000
Issuance of preferred and common stock for
      stock options exercised                                   -                -                 -                  -
Net and comprehensive income (loss)                             -                -                 -                  -
                                                       ----------       ----------        ----------        -----------
Balance at December 31, 1998                            7,000,000            7,000         1,000,000              1,000
Issuance of preferred and common stock for
      stock options exercised                                   -                -                 -                  -
Issuance of common stock for warrants
      exercised                                                 -                -                 -                  -
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.                          -                -                 -                  -
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                 (7,000,000)          (7,000)       (1,000,000)            (1,000)
Issuance of preferred and common stock
      in connection with the recapitalization                   -                -                 -                  -
Mandatorily redeemable preferred stock
      dividends and accretion                                   -                -                 -                  -
Net and comprehensive income (loss)                             -                -                 -                  -
                                                       ----------       ----------        ----------        -----------
Balance at December 31, 1999                                    -                -                 -                  -
Issuance of preferred and common stock
      for stock options exercised                               -                -                 -                  -
Deferred stock compensation                                     -                -                 -                  -
Amortization of deferred stock compensation                     -                -                 -                  -
Mandatorily redeemable preferred stock
      dividends and accretion                                   -                -                 -                  -
Net and comprehensive income (loss)                             -                -                 -                  -
                                                       ----------       ----------        ----------        -----------
 Balance at December 31, 2000                                   -                -                 -                  -
Issuance of preferred and common stock
      for stock options exercised (unaudited)                   -                -                 -                  -
Amortization of deferred stock
      compensation (unaudited)                                  -                -                 -                  -
Mandatorily redeemable preferred stock
      dividends and accretion (unaudited)                       -                -                 -                  -
Net and comprehensive income (loss) (unaudited)                 -                -                 -                  -
                                                       ----------       ----------        ----------        -----------
Balance at March 31, 2001 (unaudited)                           -       $        -                 -        $         -
                                                       ==========       ==========        ==========        ===========

Consolidated Statement of Stockholders' Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Deficit
                                                                                           Accumulated   Accumulated     Total
                                              Common Stock     Additional                     Other       During the   Stockholders'
                                          --------------------   Paid-in                  Comprehensive  Development     Equity
                                            Shares     Amount    Capital       Other      Income (Loss)     Stage        (Deficit)
                                          ----------  -------- -----------  ------------  -------------  ------------    ----------
Balance at January 1, 1995 (inception)             -  $      - $         -  $             $           -  $           -   $        -
Issuance of stock in exchange for future
      cash contributions and
      contributions of property in-kind            1         -           -   (14,400,000)             -              -            -
Contribution of net assets in merger               -         -           -             -              -              -      551,908
Issuance of common stock for services
      and for stock options exercised         79,500    63,600           -             -              -              -       63,600
Issuance of preferred stock                        -         -           -             -              -              -   23,603,035
Property in-kind, conversion of debt,
      and cash contributions from
      stockholder                                  -         -           -    13,381,523              -              -   13,381,523
Net and comprehensive income (loss)                -         -           -             -              -     (3,909,208)  (3,909,208)
                                                                                                                         ----------
                                          ----------  -------- -----------  ------------  -------------  -------------
Balance at December 31, 1995                  79,501    63,600           -    (1,018,477)             -     (3,909,208)  33,690,858
Restatement of capital stock and
      additional paid-in capital for
      reincorporation as of
      January 1, 1996                              -   (63,521) 38,599,438             -              -              -            -
Issuance of stock in exchange for
      property in-kind and other, net              -         -   2,288,561             -              -              -    2,289,096
Issuance of preferred stock                        -         -  69,833,305             -              -              -   69,840,805
Property in-kind contributed by
      stockholder                                  -         -     (25,944)    1,018,477              -              -      992,533
Net and comprehensive income (loss)                -         -           -             -              -    (23,706,344) (23,706,344)
                                          ----------  -------- -----------  ------------  -------------  -------------  -----------
Balance at December 31, 1996                  79,501        79 110,695,360             -              -    (27,615,552)  83,106,948
Issuance of common stock                           -         -   1,229,240             -              -              -    1,229,240
Issuance of common stock for services
      and for stock options exercised         69,416        70      55,463             -              -              -       55,533
Issuance of preferred stock                        -         -   5,999,400             -              -              -    6,000,000
Other                                              -         -      (4,773)            -              -              -       (4,773)
Net and comprehensive income (loss)                -         -           -             -         80,400    (50,730,985) (50,650,585)
                                          ----------  -------- -----------  ------------  -------------  -------------  -----------
Balance at December 31, 1997                 148,917       149 117,974,690             -         80,400    (78,346,537)  39,736,363
Issuance of preferred and common
      stock for stock options exercised       54,631        55      50,799             -              -              -       50,872
Net and comprehensive income (loss)                -         -           -             -        (36,971)   (12,919,555) (12,956,526)
                                          ----------  -------- -----------  ------------  -------------  -------------  -----------
Balance at December 31, 1998                 203,548       204 118,025,489             -         43,429    (91,266,092)  26,830,709
Issuance of preferred and common stock
      for stock options exercised              1,000         1         799             -              -              -          800
Issuance of common stock for warrants
      exercised                            1,556,000     1,556      14,004             -              -              -       15,560
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.             -         -       2,762             -              -              -            -
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred
      Stock Due 2009 in connection with
      the recapitalization                (1,760,548)   (1,761)(39,765,364)            -              -              -  (39,792,042)
Issuance of preferred and common stock
      in connection with the
      recapitalization                             1         -           -             -              -              -            -
Mandatorily redeemable preferred stock
      dividends and accretion                      -         -  (6,690,537)            -              -              -   (6,690,537)
Net and comprehensive income (loss)                -         -           -             -       (159,382)   (20,318,766) (20,478,148)
                                          ----------  -------- -----------  ------------  -------------  -------------  -----------
Balance at December 31, 1999                       1         -  71,587,153             -       (115,953)  (111,584,858) (40,113,658)
Issuance of preferred and common stock
      for stock options exercised            195,419       195      49,734             -              -              -       49,929
Deferred stock compensation                        -         -   1,456,000    (1,456,000)             -              -            -
Amortization of deferred stock
      compensation                                 -         -           -       921,400              -              -      921,400
Mandatorily redeemable preferred stock
      dividends and accretion                      -         - (11,268,058)            -              -              -  (11,268,058)
Net and comprehensive income (loss)                -         -           -             -        115,953     76,681,932   76,797,885
                                          ----------  -------- -----------  ------------  -------------  -------------  -----------
 Balance at December 31, 2000                195,420       195  61,824,829      (534,600)             -    (34,902,926)  26,387,498
Issuance of preferred and common stock
      for stock options exercised
      (unaudited)                             20,018        20       4,981             -              -              -        5,001
Amortization of deferred stock
      compensation (unaudited)                     -         -           -        41,225              -              -       41,225
Mandatorily redeemable preferred stock
      dividends and accretion (unaudited)          -         -  (2,927,755)            -              -              -   (2,927,755)
Net and comprehensive income (loss)
      (unaudited                                   -         -           -             -                    (7,205,290)  (7,205,290)
                                          ----------  -------- -----------  ------------  -------------  -------------  -----------
Balance at March 31, 2001 (unaudited)        215,438  $    215 $58,902,055  $   (493,375) $           -  $ (42,108,216) $16,300,679
                                          ==========  ======== ===========  ============  =============  =============  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)
================================================================================

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

          Certain items previously reported under specific financial statement captions have been reclassified to conform to the current presentation, as well as the reflection of insurance proceeds received from the loss of satellites as an element of cash flows from investing activities.

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

          In the Recapitalization Agreement, we also agreed, among other things, that we would, by no later than June 15, 2001:

          . obtain at least $9 million of vendor financing from Ball Aerospace & Technologies Corp.;
          . amend our certificate of incorporation to (a) require that we purchase, at each holder's option, that holder's shares of our Series A and B preferred stock, if an insurable event occurs under the QuickBird 2 insurance policy, (b) increase the number of authorized shares of our common stock and each series

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)
================================================================================

               of our preferred stock, and (c) extend the time period by one year during which holders of our preferred stock may convert their shares into shares of our common stock;
          . issue 10,843,297 additional shares of our Series C preferred stock to the holders of 13% notes that signed the Recapitalization Agreement;
          .    purchase at least $155 million of insurance covering the launch and in-orbit operations of our QuickBird 2 satellite; and
          .    pledge the QuickBird 2 insurance in favor of The Bank of New
               York, as collateral agent for (a) the holders of notes and for Ball Aerospace & Technologies Corp., and (b) the holders of our Series A preferred stock and Series B preferred stock.

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

          We cannot assure you that the remaining contemplated transactions will be completed. If we do not, among other things, consummate the transactions required to be consummated by June 15, 2001, we must complete by August 1, 2001 an offer to purchase all of the then-outstanding notes for a purchase price equal to their accreted value as of the date of purchase.

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


           The Company's debt is comprised of the following at:                    December 31,            March 31,
                                                                                       2000                  2001
                                                                                  -------------          -------------
13% Senior Discount Notes, net of unamortized discount of
     $64,852,862 and $58,669,609, respectively, effective rate of 15.9%           $ 134,147,138          $ 140,330,391
12 1/2% Senior Notes, net of unamortized discount of $10,731,089
     and $8,777,514, respectively, effective rate of 12.9%                           61,268,911             63,222,486
Capital-lease obligations                                                                68,601                 39,021
                                                                                  -------------          -------------
                                                                                    195,484,650            203,591,898
Less: current portion                                                              (195,484,650)          (203,591,898)
                                                                                  -------------          -------------
                                                                                  $          --          $          --
                                                                                  =============          =============

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)
================================================================================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as amended. Some of the statements in this Quarterly Report on Form 10-Q, as amended, constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among others, those listed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q, as amended, and in the other documents we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. Our actual results and the timing of certain events could differ materially from those anticipated in the forward-looking statements.

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

Cost of Goods Sold. Our cost of goods sold includes third party geographic imagery purchased for sale under contract. As a result of our increased revenue, our cost of goods sold consequently increased from $1.3 million for the three-month period ended March 31, 2000 to $3.0 million for the three-month period ended March 31, 2001. Costs for both periods were primarily the direct costs associated with obtaining third-party geographic imagery for resale.

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

          In the Recapitalization Agreement, we also agreed, among other things, that we would, by no later than June 15, 2001:

          . obtain at least $9 million of vendor financing from Ball Aerospace & Technologies Corp.;
          . amend our certificate of incorporation to (a) require that we purchase, at each holder's option, that holder's shares of our Series A and B preferred stock, if an insurable event occurs under the QuickBird 2 insurance policy, (b) increase the number of authorized shares of our common stock and each series of our preferred stock, and (c) extend the time period by one year during which holders of our preferred stock may convert their shares into shares of our common stock;
          . issue 10,843,297 additional shares of our Series C preferred stock to the holders of 13% notes that signed the Recapitalization Agreement; issue 903,608 additional shares of our Series C preferred stock to the Ball Technologies Holding Corporation;
          .    purchase at least $155 million of insurance covering the launch and in-orbit operations of our QuickBird 2 satellite; and
          .    pledge the QuickBird 2 insurance in favor of The Bank of New
               York, as collateral agent for (a) the holders of notes and for Ball Aerospace & Technologies Corp., and (b) the holders of our Series A preferred stock and Series B preferred stock.

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

          We cannot assure you that the remaining contemplated transactions will be completed. If we do not, among other things, consummate the transactions required to be consummated by June 15, 2001, we must complete by August 1, 2001 an offer to purchase all of the then-outstanding notes for a purchase price equal to their accreted value as of the date of purchase.

          We had net cash used by operating activities of $10.9 million and $6.1 million for the three-month periods ended March 31, 2001 and 2000, respectively. This difference was primarily the result of a reduction in accounts payable outstanding, resulting from the finalization of our Recapitalization Agreement.

          As a result of receiving $265 million of insurance proceeds, we had net cash provided by investing activities of $32.9 million for the three-month period ended March 31, 2001 as compared to $13.0 million used by investing activities during the same period in 2000. As a result of our collateral agreement with our note holders, $236.8 million of these proceeds were deposited into a restricted escrow account for the repurchase of notes submitted in our tender offer. Excluding the insurance proceeds and deposits in the restricted escrow account, we had $4.7 million of cash provided by investing activities in 2001. This increase was primarily the result of the release of restricted investments for final payment of the QuickBird 1 insurance premiums during the three-month period ended March 31, 2001.

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


                                EARTHWATCH INCORPORATED
                                (Registrant)



Date:   May 24, 2001            By: /s/ Henry E. Dubois
      -----------------             ------------------------------------------
                                    Henry E. Dubois
                                    Chief Financial Officer, Chief Operating
                                    Officer,
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)