Form 10-Q
period 2001-06-30
EARTHWATCH INC
filed 2001-08-14
CIK 1014852

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               _________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

     The registrant had 260,088 shares of common stock outstanding as of June 30, 2001.



================================================================================

                               Table of Contents

PART I. FINANCIAL INFORMATION
      Item 1.Financial Statements.
             Consolidated Balance Sheet.                                                    1
             Consolidated Statement of Operations.                                          2
             Consolidated Statement of Cash Flows.                                          3
             Consolidated Statement of Stockholders' Equity (Deficit).                      4
             Notes to Consolidated Financial Statements.                                    5
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations.                                                                    8
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.                   10

PART II.     OTHER INFORMATION
     Item 2. Changes in Securities and Use of Proceeds.                                    11
     Item 4. Submission of Matters to a Vote of Security Holders.                          11
     Item 6. Exhibits and Reports on Form 8-K.                                             12
             Signatures                                                                    14


-------------------------------------------------------------------------------------------

Reference is made in this document to Digital Globe(R) and Your Planet Online
(R), which are registered trademarks owned by the Company, and Second on Orbit(TM) , which is a trademark of the Company.

EarthWatch Incorporated
(A Development Stage Company)

Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,             June 30,
                                                                                             2000                   2001
                                                                                      -------------------   --------------------
                                                        ASSETS                                                 (unaudited)
Current assets:
      Cash and cash equivalents                                                           $   5,725,779    $  45,910,626
      Accounts receivable                                                                       251,408          549,092
      Insurance proceeds receivable - restricted                                            265,000,000               --
      Investment securities                                                                          --               --
      Investment securities - restricted                                                      6,295,382           92,416
      Other current assets                                                                      398,101          505,131
                                                                                          -------------    -------------
            Total current assets                                                            277,670,670       47,057,265
                                                                                          -------------    -------------
Property, plant, and equipment:
      Construction in progress                                                               89,716,474      141,061,210
      Computer equipment and software                                                        15,365,444       15,448,871
      Machinery and equipment                                                                 5,770,640        5,770,641
      Furniture and fixtures                                                                  1,281,911        1,281,474
                                                                                          -------------    -------------
            Total property, plant, and equipment                                            112,134,469      163,562,196
      Accumulated depreciation and amortization                                             (15,419,714)     (16,748,881)
                                                                                          -------------    -------------
            Net property, plant, and equipment                                               96,714,755      146,813,315
                                                                                          -------------    -------------

Debt issuance costs, net                                                                      4,682,127       11,455,706
Other assets                                                                                    310,664          281,591
                                                                                          -------------    -------------
            TOTAL ASSETS                                                                  $ 379,378,216    $ 205,607,877
                                                                                          =============    =============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                                    $  11,289,385    $     676,094
      Accounts payable to related parties                                                       982,232           51,618
      Accrued expenses                                                                        3,988,060        4,140,317
      Current portion of long-term debt, net                                                195,484,650        1,730,000
                                                                                          -------------    -------------
            Total current liabilities                                                       211,744,327        6,598,029
Long-term debt, net                                                                                  --       56,274,489
                                                                                          -------------    -------------
            Total liabilities                                                               211,744,327       62,872,518
                                                                                          -------------    -------------

Contingencies

Mandatorily redeemable preferred stock due 2009:
      7% Cumulative convertible - Series A; $.001 par value; 10,000,000 and 12,000,000 shares authorized and 8,051,273 and 8,335,533 shares issued and outstanding as of December 31, 2000 and June 30, 2001, respectively; aggregate liquidation preference of $29,174,366 as of
          June 30, 2001                                                                      27,473,699       28,511,021
      7% Cumulative convertible - Series B; $.001 par value; 10,000,000 and 12,000,000 shares authorized and 8,051,273 and 8,335,533 shares issued and outstanding as of December 31, 2000 and June 30, 2001, respectively; aggregate liquidation preference of $29,174,366 as of
          June 30, 2001                                                                      27,473,699       28,511,021
      8.5% Cumulative convertible - Series C; $.001 par value; 25,000,000 and
          50,000,000 shares authorized and 25,000,000 and 37,885,823 issued and outstanding as of December 31, 2000 and June 30, 2001, respectively; aggregate liquidation preference of $132,600,381 as of
          June 30, 2001                                                                      86,298,993       96,682,700
                                                                                          -------------    -------------
                      Total mandatorily redeemable preferred stock                          141,246,391      153,704,742
                                                                                          -------------    -------------

Stockholders' equity (deficit):
      Common stock; $.001 par value; 100,000,000 and 150,000,000 shares authorized and 195,420 and 260,088 shares issued and outstanding
          as of December 31, 2000 and June 30, 2001, respectively                                   195              260
      Additional paid-in capital                                                             61,824,829       58,781,242
      Deferred stock compensation                                                              (534,600)        (450,708)
      Deficit accumulated during the development stage                                      (34,902,926)     (69,300,177)
                                                                                          -------------    -------------
           Total stockholders' equity (deficit)                                              26,387,498      (10,969,383)
                                                                                          -------------    -------------
            TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND
                      STOCKHOLDERS' EQUITY (DEFICIT)                                      $ 379,378,216    $ 205,607,877
                                                                                          =============    =============

      The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)

Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended June 30,
                                                         ----------------------------------
                                                               2000              2001
                                                         -----------------   --------------
Revenue                                                  $      385,153      $    1,333,814

Cost of goods sold                                              210,056             935,151
                                                         --------------      --------------
            Gross profit                                        175,097             398,663
                                                         --------------      --------------

Expenses:
       Selling, general, and administrative                   3,403,891           3,253,493
       Research and development                               3,612,546           2,130,571
       Loss from impairment of fixed assets, net of
            insurance recoveries                                      -                   -
       Gain from arbitration settlement                               -                   -
                                                         --------------      --------------
            Total expenses                                    7,016,437           5,384,064
                                                         --------------      --------------

Loss from operations                                         (6,841,340)         (4,985,401)
Interest expense                                             (1,445,540)                  -
Interest income                                               1,204,231             831,805
                                                         --------------      --------------
            Loss before provision for income taxes           (7,082,649)         (4,153,596)

Provision for income taxes                                            -                   -
                                                         --------------      --------------
            Loss before extraordinary loss on early
              extinguishment of debt                         (7,082,649)         (4,153,596)

Extraordinary loss on early extinguishment of debt                    -         (23,038,365)
                                                         --------------      --------------
            Net loss                                         (7,082,649)        (27,191,961)

Mandatorily redeemable preferred stock
       dividends and accretion                               (2,764,608)           (131,930)
                                                         --------------      --------------
            Net loss attributable to common stockholders $   (9,847,257)     $  (27,323,891)
                                                         ==============      ==============

                                                                                                      Period from
                                                             Six Months Ended June 30,              January 1, 1995
                                                         ---------------------------------           (Inception) to
                                                                                                        June 30,
                                                                2000               2001                   2001
                                                         --------------------  -----------------  ------------------
Revenue                                                  $       2,404,401     $    5,151,558     $     21,539,049

Cost of goods sold                                               1,553,591          3,905,201           17,045,440
                                                         -----------------     --------------     ----------------
            Gross profit                                           850,810          1,246,357            4,493,609
                                                         -----------------     --------------     ----------------

Expenses:
       Selling, general, and administrative                      6,419,633          6,047,859           56,128,374
       Research and development                                  5,992,170          4,289,028           76,224,810
       Loss from impairment of fixed assets, net of
            insurance recoveries                                         -                  -          (81,489,890)
       Gain from arbitration settlement                                  -                  -           (1,514,776)
                                                         -----------------     --------------     ----------------
            Total expenses                                      12,411,803         10,336,887           49,348,518
                                                         -----------------     --------------     ----------------

Loss from operations                                           (11,560,993)        (9,090,530)         (44,854,909)
Interest expense                                                (3,429,930)        (4,726,377)         (16,215,287)
Interest income                                                  2,536,628          2,458,021           17,808,384
                                                         -----------------     --------------     ----------------
            Loss before provision for income taxes             (12,454,295)       (11,358,886)         (43,261,812)

Provision for income taxes                                               -                  -           (3,000,000)
                                                         -----------------     --------------     ----------------
            Loss before extraordinary loss on early
              extinguishment of debt                           (12,454,295)       (11,358,886)         (46,261,812)

Extraordinary loss on early extinguishment of debt, net
    of deferred tax benefit                                              -        (23,038,365)         (23,038,365)
                                                         -----------------     --------------     ----------------
            Net loss                                           (12,454,295)       (34,397,251)         (69,300,177)

Mandatorily redeemable preferred stock
       dividends and accretion                                  (5,573,867)        (3,059,685)         (21,018,280)
                                                         -----------------     --------------     ----------------
            Net loss attributable to common stockholders $     (18,028,162)    $  (37,456,936)    $    (90,318,457)
                                                         =================     ==============     ================

                The accompanying notes are an integral part of
                    these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)

 Consolidated Statement of Cash Flows (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Period from
                                                                                                                    January 1, 1995
                                                                                  Six Months Ended June 30,          (Inception) to
                                                                            -------------------------------------       June 30,
                                                                                  2000                2001                2001
                                                                            -----------------  ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $ (12,454,295)     $ (34,397,251)     $ (69,300,177)
Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
      Depreciation expense                                                        1,851,398          1,329,176         18,330,921
      Non-cash interest expense                                                   3,427,791          4,725,976         14,823,356
      Non-cash extraordinary loss on early extinquishment of debt                        --          3,148,098          3,148,098
      Non-cash loss from disposals and impairments of property
           plant, and equipment, net of insurance recoveries                           (125)                --        (79,886,959)
      Non-cash stock compensation                                                        --             83,892          1,005,292
      Changes in assets and liabilities:
           Accounts receivable, net                                                 458,199           (297,684)           450,033
           Other assets                                                             778,333            (77,956)          (564,347)
           Accounts payable                                                      (4,792,215)       (10,613,291)           163,485
           Accounts payable - related parties                                     1,717,389           (930,614)            51,618
           Accrued interest payable - related parties                                    --        (38,279,332)       (38,279,332)
           Accrued expenses                                                        (574,632)           153,399          2,014,669
                                                                              -------------      -------------      -------------

                Net cash provided (used) by operating activities                 (9,588,157)       (75,155,587)      (148,043,343)
                                                                              -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities                                                       --       (236,760,935)      (281,909,267)
Proceeds from maturities of investment securities                                 2,393,720        242,963,901        281,658,757
Proceeds from sales of property, plant, and equipment                                   125                 --          4,216,978
Insurance proceeds from loss of satellites                                               --        265,000,000        294,000,000
Constuction in progress additions                                               (26,322,182)       (39,621,131)      (305,475,085)
Other property, plant, and equipment additions                                   (2,980,610)           (82,991)       (15,644,459)
                                                                              -------------      -------------      -------------

                Net cash used by investing activities                           (26,908,947)       231,498,844        (23,153,076)
                                                                              -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments related to) issuance of long-term notes, net                     --         (1,462,635)       144,255,739
Proceeds from issuance of preferred and common stock, net                            43,545             16,165        191,188,499
Cash acquired in merger                                                                  --                 --            916,457
Principal payments on debt                                                          (49,397)      (114,711,940)      (119,253,650)
                                                                              -------------      -------------      -------------

                Net cash provided (used) by financing activities                     (5,852)      (116,158,410)       217,107,045
                                                                              -------------      -------------      -------------

                Net increase (decrease) in cash and cash equivalents            (36,502,956)        40,184,847         45,910,626
Cash and cash equivalents, beginning of period                                   82,193,314          5,725,779                 --
                                                                              -------------      -------------      -------------
Cash and cash equivalents, end of period                                      $  45,690,358      $  45,910,626      $  45,910,626
                                                                              =============      =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid                                                           $       9,640      $  38,280,134      $  50,951,795

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Assets acquired pursuant to capital-lease and financing obligations     $          --      $   5,721,429      $  10,321,364
      Net book value of assets acquired in merger                                        --                 --          4,290,496
      Liabilities assumed in merger                                                      --                 --          3,738,588
      Stockholder advances converted to equity                                           --                 --          1,030,000
      Property in-kind contributed by stockholder                                        --                 --          7,521,028
      Non-cash interest capitalized in construction in progress                  11,128,993          6,002,176         53,542,112
      Issuance of mandatorily redeemable preferred stock                          5,411,205         11,303,328         62,009,594

          The accompanying is an integral part of these consolidated financial statements.

EarthWatch Incorporated
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------


                                                               Convertible                    Convertible
                                                                Series A                        Series B
                                                             Preferred Stock                 Preferred Stock
                                                   -----------------------------      ----------------------------
                                                        Shares           Amount           Shares          Amount
                                                   ------------      -----------      -----------    -------------
Balance at January 1, 1995 (inception)                       --      $        --               --      $        --
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                             8,000,000       14,400,000               --               --
Contribution of net assets in merger                  5,362,285          551,908               --               --
Issuance of common stock for services
      and for stock options exercised                        --               --               --               --
Issuance of preferred stock                           5,475,001       21,712,635          189,040        1,890,400
Property in-kind, conversion of debt, and
      cash contributions from stockholder                    --               --               --               --
Net and comprehensive income (loss)                          --               --               --               --
                                                   ------------    -------------    -------------    -------------
Balance at December 31, 1995                         18,837,286       36,664,543          189,040        1,890,400
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                     --      (36,645,706)              --       (1,890,211)
Issuance of stock in exchange for property
      in-kind and other, net                            513,124              513           22,260               22
Issuance of preferred stock                                  --               --          100,000              100
Property in-kind contributed by stockholder                  --               --               --               --
Net and comprehensive income (loss)                          --               --               --               --
                                                   ------------    -------------    -------------    -------------
Balance at December 31, 1996                         19,350,410           19,350          311,300              311
Issuance of common stock                                     --               --               --               --
Issuance of common stock for services
      and for stock options exercised                        --               --               --               --
Issuance of preferred stock                                  --               --               --               --
Other                                                        --               --               --               --
Net and comprehensive income (loss)                          --               --               --               --
                                                   ------------    -------------    -------------    -------------
Balance at December 31, 1997                         19,350,410           19,350          311,300              311
Issuance of preferred and common stock for
      stock options exercised                            17,916               18               --               --
Net and comprehensive income (loss)                          --               --               --               --
                                                   ------------    -------------    -------------    -------------
Balance at December 31, 1998                         19,368,326           19,368          311,300              311
Issuance of preferred and common stock for
      stock options exercised                                --               --               --               --
Issuance of common stock for warrants
      exercised                                              --               --               --               --
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.               (2,761,983)          (2,762)              --               --
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                              (16,606,343)         (16,606)        (311,300)            (311)
Issuance of preferred and common stock
      in connection with the recapitalization                --               --               --               --
Mandatorily redeemable preferred stock
      dividends and accretion                                --               --               --               --
Net and comprehensive income (loss)                          --               --               --               --
                                                   ------------    -------------    -------------    -------------
Balance at December 31, 1999                                 --               --               --               --
Issuance of preferred and common stock
      for stock options exercised                            --               --               --               --
Deferred stock compensation                                  --               --               --               --
Amortization of deferred stock compensation                  --               --               --               --
Mandatorily redeemable preferred stock
      dividends and accretion                                --               --               --               --
Net and comprehensive income (loss)                          --               --               --               --
                                                   ------------    -------------    -------------    -------------
 Balance at December 31, 2000                                --               --               --               --
Issuance of preferred and common stock
      for stock options exercised (unaudited)                --               --               --               --
Amortization of deferred stock
      compensation (unaudited)                               --               --               --               --
Mandatorily redeemable preferred stock
      dividends and accretion (unaudited)                    --               --               --               --
Net and comprehensive income (loss) (unaudited)              --               --               --               --
                                                   ------------    -------------    -------------    -------------
Balance at June 30, 2001 (unaudited)                         --    $          --               --    $          --
                                                   ============    =============    =============    =============

                                                          Convertible Senior                     Convertible
                                                               Series C                           Series D
                                                            Preferred Stock                    Preferred Stock
                                                    ------------------------------    --------------------------------
                                                        Shares            Amount           Shares           Amount
                                                    ------------    --------------    --------------    --------------
Balance at January 1, 1995 (inception)                        --     $          --               --     $          --
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                     --                --               --                --
Contribution of net assets in merger                          --                --               --                --
Issuance of common stock for services
      and for stock options exercised                         --                --               --                --
Issuance of preferred stock                                   --                --               --                --
Property in-kind, conversion of debt, and
      cash contributions from stockholder                     --                --               --                --
Net and comprehensive income (loss)                           --                --               --                --

                                                    ------------     -------------    -------------    --------------
Balance at December 31, 1995                                  --                --               --                --
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                      --                --               --                --
Issuance of stock in exchange for property
      in-kind and other, net                                  --                --               --                --
Issuance of preferred stock                            7,000,000             7,000          400,000               400
Property in-kind contributed by stockholder                   --                --               --                --
Net and comprehensive income (loss)                           --                --               --                --
                                                    ------------     -------------    -------------    --------------
Balance at December 31, 1996                           7,000,000             7,000          400,000               400
Issuance of common stock                                      --                --               --                --
Issuance of common stock for services
      and for stock options exercised                         --                --               --                --
Issuance of preferred stock                                   --                --          600,000               600
Other                                                         --                --               --                --
Net and comprehensive income (loss)                           --                --               --                --
                                                    ------------     -------------    -------------    --------------
Balance at December 31, 1997                           7,000,000             7,000        1,000,000             1,000
Issuance of preferred and common stock for
      stock options exercised                                 --                --               --                --
Net and comprehensive income (loss)                           --                --               --                --
                                                    ------------     -------------    -------------    --------------
Balance at December 31, 1998                           7,000,000             7,000        1,000,000             1,000
Issuance of preferred and common stock for
      stock options exercised                                 --                --               --                --
Issuance of common stock for warrants
      exercised                                               --                --               --                --
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.                        --                --               --                --
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                (7,000,000)           (7,000)      (1,000,000)           (1,000)
Issuance of preferred and common stock
      in connection with the recapitalization                 --                --               --                --
Mandatorily redeemable preferred stock
      dividends and accretion                                 --                --               --                --
Net and comprehensive income (loss)                           --                --               --                --
                                                    ------------     -------------    -------------    --------------
Balance at December 31, 1999                                  --                --               --                --
Issuance of preferred and common stock
      for stock options exercised                             --                --               --                --
Deferred stock compensation                                   --                --               --                --
Amortization of deferred stock compensation                   --                --               --                --
Mandatorily redeemable preferred stock
      dividends and accretion                                 --                --               --                --
Net and comprehensive income (loss)                           --                --               --                --
                                                    ------------     -------------    -------------    --------------
 Balance at December 31, 2000                                 --                --               --                --
Issuance of preferred and common stock
      for stock options exercised (unaudited)                 --                --               --                --
Amortization of deferred stock
      compensation (unaudited)                                --                --               --                --
Mandatorily redeemable preferred stock
      dividends and accretion (unaudited)                     --                --               --                --
Net and comprehensive income (loss) (unaudited)               --                --               --                --
                                                    ------------     -------------    -------------    --------------
Balance at June 30, 2001 (unaudited)                          --     $          --               --     $          --
                                                    ============     =============    =============    ==============


                                                              Common Stock               Additional
                                                    ------------------------------        Paid-in
                                                        Shares          Amount            Capital            Other
                                                    --------------    ------------     -------------     -----------
Balance at January 1, 1995 (inception)                          --      $       --      $        --      $        --
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                        1              --               --      (14,400,000)
Contribution of net assets in merger                            --              --               --               --
Issuance of common stock for services
      and for stock options exercised                       79,500          63,600               --               --
Issuance of preferred stock                                     --              --               --               --
Property in-kind, conversion of debt, and
      cash contributions from stockholder                       --              --               --       13,381,523
Net and comprehensive income (loss)                             --              --               --               --

                                                    --------------   -------------    -------------    -------------
Balance at December 31, 1995                                79,501          63,600               --       (1,018,477)
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                        --         (63,521)      38,599,438               --
Issuance of stock in exchange for property
      in-kind and other, net                                    --              --        2,288,561               --
Issuance of preferred stock                                     --              --       69,833,305               --
Property in-kind contributed by stockholder                     --              --          (25,944)       1,018,477
Net and comprehensive income (loss)                             --              --               --               --
                                                    --------------   -------------    -------------    -------------
Balance at December 31, 1996                                79,501              79      110,695,360               --
Issuance of common stock                                        --              --        1,229,240               --
Issuance of common stock for services
      and for stock options exercised                       69,416              70           55,463               --
Issuance of preferred stock                                     --              --        5,999,400               --
Other                                                           --              --           (4,773)              --
Net and comprehensive income (loss)                             --              --               --               --
                                                    --------------   -------------    -------------    -------------
Balance at December 31, 1997                               148,917             149      117,974,690               --
Issuance of preferred and common stock for
      stock options exercised                               54,631              55           50,799               --
Net and comprehensive income (loss)                             --              --               --               --
                                                    --------------   -------------    -------------    -------------
Balance at December 31, 1998                               203,548             204      118,025,489               --
Issuance of preferred and common stock for
      stock options exercised                                1,000               1              799               --
Issuance of common stock for warrants
      exercised                                          1,556,000           1,556           14,004               --
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.                          --              --            2,762               --
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                  (1,760,548)         (1,761)     (39,765,364)              --
Issuance of preferred and common stock
      in connection with the recapitalization                    1              --               --               --
Mandatorily redeemable preferred stock
      dividends and accretion                                   --              --       (6,690,537)              --
Net and comprehensive income (loss)                             --              --             --                 --
                                                    --------------   -------------    -------------    -------------
Balance at December 31, 1999                                     1              --       71,587,153               --
Issuance of preferred and common stock
      for stock options exercised                          195,419             195           49,734               --
Deferred stock compensation                                     --              --        1,456,000       (1,456,000)
Amortization of deferred stock compensation                     --              --               --          921,400
Mandatorily redeemable preferred stock
      dividends and accretion                                   --              --      (11,268,058)              --
Net and comprehensive income (loss)                             --              --               --               --
                                                    --------------   -------------    -------------    -------------
 Balance at December 31, 2000                              195,420             195       61,824,829         (534,600)
Issuance of preferred and common stock
      for stock options exercised (unaudited)               64,668              65           16,098               --
Amortization of deferred stock
      compensation (unaudited)                                  --              --               --           83,892
Mandatorily redeemable preferred stock
      dividends and accretion (unaudited)                       --              --       (3,059,685)              --
Net and comprehensive income (loss) (unaudited)                 --              --               --               --
                                                    --------------   -------------    -------------    -------------
Balance at June 30, 2001 (unaudited)                       260,088   $         260    $  58,781,242    $    (450,708)
                                                    ==============   =============    =============    =============


                                                     Accumulated     Deficit Accumulated
                                                       Other             During the             Total
                                                    Comprehensive      Development         Stockholders'
                                                    Income (Loss)           Stage          Equity (Deficit)
                                                    --------------    ------------------   ----------------
Balance at January 1, 1995 (inception)               $          --    $          --        $           --
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                       --               --                    --
Contribution of net assets in merger                            --               --               551,908
Issuance of common stock for services
      and for stock options exercised                           --               --                63,600
Issuance of preferred stock                                     --               --            23,603,035
Property in-kind, conversion of debt, and
      cash contributions from stockholder                       --               --            13,381,523
Net and comprehensive income (loss)                             --       (3,909,208)           (3,909,208)
                                                     -------------    -------------        --------------
 Balance at December 31, 1995                                   --       (3,909,208)           33,690,858
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                        --               --                    --
Issuance of stock in exchange for property
      in-kind and other, net                                    --               --             2,289,096
Issuance of preferred stock                                     --               --            69,840,805
Property in-kind contributed by stockholder                     --               --               992,533
Net and comprehensive income (loss)                             --      (23,706,344)          (23,706,344)
                                                     -------------    -------------         -------------
Balance at December 31, 1996                                    --      (27,615,552)           83,106,948
Issuance of common stock                                        --               --             1,229,240
Issuance of common stock for services
      and for stock options exercised                           --               --                55,533
Issuance of preferred stock                                     --               --             6,000,000
Other                                                           --               --                (4,773)
Net and comprehensive income (loss)                         80,400      (50,730,985)          (50,650,585)
                                                     -------------    -------------         -------------
Balance at December 31, 1997                                80,400      (78,346,537)           39,736,363
Issuance of preferred and common stock for
      stock options exercised                                   --               --                50,872
Net and comprehensive income (loss)                        (36,971)     (12,919,555)          (12,956,526)
                                                     -------------    -------------         -------------
Balance at December 31, 1998                                43,429      (91,266,092)           26,830,709
Issuance of preferred and common stock for
      stock options exercised                                   --               --                   800
Issuance of common stock for warrants
      exercised                                                 --               --                15,560
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.                          --               --                    --
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                          --               --           (39,792,042)
Issuance of preferred and common stock
      in connection with the recapitalization                   --               --                    --
Mandatorily redeemable preferred stock
      dividends and accretion                                   --               --            (6,690,537)
Net and comprehensive income (loss)                       (159,382)     (20,318,766)          (20,478,148)
                                                     -------------    -------------         -------------
Balance at December 31, 1999                              (115,953)    (111,584,858)          (40,113,658)
Issuance of preferred and common stock
      for stock options exercised                               --               --                49,929
Deferred stock compensation                                     --               --                    --
Amortization of deferred stock compensation                     --               --               921,400
Mandatorily redeemable preferred stock
      dividends and accretion                                   --               --           (11,268,058)
Net and comprehensive income (loss)                        115,953       76,681,932            76,797,885
                                                     -------------    -------------         -------------
 Balance at December 31, 2000                                   --      (34,902,926)           26,387,498
Issuance of preferred and common stock
      for stock options exercised (unaudited)                   --               --                16,163
Amortization of deferred stock
      compensation (unaudited)                                  --               --                83,892
Mandatorily redeemable preferred stock
      dividends and accretion (unaudited)                       --               --            (3,059,685)
Net and comprehensive income (loss) (unaudited)                 --      (34,397,251)          (34,397,251)
                                                     -------------    -------------         -------------
Balance at June 30, 2001 (unaudited)                 $          --    $ (69,300,177)        $ (10,969,383)
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

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. Basis of Presentation

       The consolidated financial statements have been prepared by EarthWatch Incorporated and its subsidiaries without an audit, except for the December 31, 2000 balance sheet, which has been derived from audited financial statements. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

   New Accounting Pronouncements

       Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations," were issued in July 2001. The adoption of these standards has not had a material impact on our consolidated financial position or results of operations.

2. Construction in Progress

       Construction in progress consists primarily of satellite construction and launch costs, ground station construction costs, and third-party developed software. Construction in progress consisted of the following:

                                          December 31, 2000            June 30, 2001
                                          -----------------            -------------
                                                                        (unaudited)
       QuickBird 2 satellite                  $55,952,495               $104,774,889
       Digital Globe software                  26,570,191                 28,274,900
       Ground station equipment                 7,193,788                  8,011,421
                                              -----------               ------------
                                              $89,716,474               $141,061,210
                                              ===========               ============

3.  Debt

       On February 28, 2001, as required by the indentures governing our 12 1/2% Senior Notes due 2005 and our 13% Senior Discount Notes due 2007, respectively, we offered to purchase all of our outstanding notes at their accreted values per their respective indentures on the date of purchase, using the insurance proceeds relating to the loss of our QuickBird 1 satellite in November 2000. The offer expired on April 2, 2001, and we repurchased $127.4 million in principal amount at maturity of outstanding 13% notes and all outstanding 12 1/2% notes on April 3, 2001, resulting in an extraordinary loss on early extinguishment of debt of approximately $23.0 million. The extraordinary loss on early extinguishment of debt was the result of the write-off of unamortized debt discount and deferred financing costs associated with the redeemed notes. The combined repurchase price totaled $172.9 million.

       In connection with the offer, we entered into a Recapitalization Agreement and Consent dated as of April 2, 2001 (the "Recapitalization Agreement") with certain holders of our 13% notes. Pursuant to the Recapitalization Agreement, these noteholders agreed to refrain from tendering their notes in the offer, thus allowing us to have the use of the funds that would otherwise be used to repurchase their notes. Pursuant to the Recapitalization Agreement, we also:

    . granted registration rights to certain holders of notes and Series C preferred stock;

    . pledged government securities to secure certain repurchase rights of the noteholders;

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

    . obtained the consent of the holders of notes and amended the indenture governing the notes in certain respects;
    . amended our certificate of incorporation to, among other things, (a) require that we purchase, at each holder's option, that holder's shares of our Series A and B preferred stock, if an insurable event occurs under the QuickBird 2 insurance policy, (b) increase the number of authorized shares of our common stock and each series of our preferred stock, and
       (c) extend the time period by one year during which holders of our preferred stock may convert their shares into shares of our common stock;
    . issued 10,843,297 additional shares of our Series C preferred stock to the holders of the notes that signed the Recapitalization Agreement and their assignees;
    .  purchased launch and in-orbit insurance for our QuickBird 2 satellite;
       and
    . pledged the QuickBird 2 insurance in favor of The Bank of New York, as collateral agent for (a) the holders of notes and for Ball Aerospace, and
       (b) the holders of our Series A preferred stock and Series B preferred stock.

       We have incurred transaction costs associated with the Recapitalization Agreement of approximately $1.2 million, of which $1.0 million was paid to Morgan Stanley.

       In April 2001, we obtained a $9.0 million borrowing facility with Ball Aerospace, one of our stockholders, which we are using to fund the completion of QuickBird 2. This vendor financing facility accrues interest at an annual rate of 11%, which will become payable seven months following the launch of QuickBird 2. Beginning with the eighth month and ending with the eighteenth month following the launch of QuickBird 2, principal, in equal monthly amounts, and interest are payable in cash each month. In conjunction with this arrangement, we issued to Ball Aerospace 903,608 shares of Series C preferred stock in June 2001.

       Based on our current operating plan, we believe that existing capital resources will meet our anticipated cash needs through fiscal 2002. If we face any launch delays, if our satellite system takes longer than expected to become operational, if technical or regulatory developments require that we modify the design of our satellite system, if we are unable to achieve our revenue targets, or if we incur other additional unforeseen costs, we may require additional capital. We do not have a revolving credit facility or other source of readily available capital. Therefore, any shortfall in funds available for our operations or to service our debt would cause us serious liquidity problems. In such case, we would need to seek additional financing which we may not be able to obtain on commercially reasonable terms or at all. Failure to obtain such additional financing may result in a material adverse effect on our business and would significantly increase risk of our ability to continue as a going concern.

       The book value of our debt, net of unamortized deferred financing costs and debt discounts, approximates its fair value at June 30, 2001.

    Our debt is comprised of the following at:                                     December 31,              June 30,
                                                                                       2000                    2001
                                                                                  -------------            -----------
                                                                                                           (unaudited)
13% Senior Discount Notes, net of unamortized discount of
 $64,852,862 and $10,178,743, respectively, effective rate of 18.0%               $ 134,147,138            $52,896,232
12 1/2% Senior Notes, net of unamortized discount of $10,731,089
 and zero, respectively                                                              61,268,911                     --
11% Vendor financing facility, net of unamortized discount of zero and
 $709,880 , respectively, effective rate of 17.5%                                            --              5,078,914
Capital-lease obligations                                                                68,601                 29,343
                                                                                  -------------            -----------
                                                                                    195,484,650             58,004,489
Less: current portion                                                              (195,484,650)            (1,730,000)
                                                                                  -------------            -----------
                                                                                  $          --            $56,274,489
                                                                                  =============            ===========

EarthWatch Incorporated
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.  Commitments

     Effective March 2001, we entered into a launch services agreement for our QuickBird 2 satellite. This agreement increases our remaining noncancelable contract commitments as of June 30, 2001 to $37.8 million.

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

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 2001

Revenue. Our revenue has been generated primarily from the processing and sale of geographic imagery purchased from third-party suppliers. These sources of revenue increased from $385,000 for the three-month period ended June 30, 2000 to $1.3 million for the three-month period ended June 30, 2001, due to increased quantities of images sold. Revenue from the sale of third-party imagery decreased for the remainder of fiscal 2000 due to diversion of resources in anticipation of the launch of QuickBird 1. A similar decrease is not expected in fiscal 2001.

Cost of Goods Sold. Our cost of goods sold includes third party geographic imagery sold under contract. As a result of our increased revenue, our cost of goods sold consequently increased from $210,000 for the three-month period ended June 30, 2000 to $935,000 for the three-month period ended June 30, 2001. Costs for both periods were primarily the direct costs associated with obtaining third-party geographic imagery for resale.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $3.4 million for the three-month period ended June 30, 2000 and $3.3 million for the three-month period ended June 30, 2001. We expect these costs to increase in the future as we increase staff levels and implement new procedures in preparation for full-scale operations and market entry of our products and services.

Research and Development. Our research and development costs were $3.6 million for the three-month period ended June 30, 2000 and $2.1 million for the three-month period ended June 30, 2001. These expenses decreased due to staff reductions and reduced operating activities following the loss of QuickBird 1. We expect these costs to increase following the launch of QuickBird 2.

Interest Expense. Interest expense decreased from $1.4 million for the three-month period ended June 30, 2000 to zero for the three-month period ended June 30, 2001. This decrease was the result of lower average debt balances outstanding during the three-month period ended June 30, 2001 resulting in the capitalization of all interest incurred during the period as part of the cost of our QuickBird 2 satellite.

Interest Income. Interest income decreased from $1.2 million for the three-month period ended June 30, 2000 to $832,000 for the three-month period ended June 30, 2001. Higher average investment balances outstanding during the three-month period ended June 30, 2001 was offset by slightly lower rates of return on investments.

Net Loss. We had net losses of $7.1 million for the three-month period ended June 30, 2000 and $27.2 million for the three-month period ended June 30, 2001. This increase in net loss was primarily the result of the extraordinary loss on early extinguishment of debt incurred in April 2001, as discussed in
Note 3 to our consolidated financial statements.

Six months ended June 30, 2000 compared to six months ended June 30, 2001

Revenue. Our revenue has been generated primarily from the processing and sale of geographic imagery purchased from third-party suppliers. These sources of revenue increased from $2.4 million for the six-month period ended June 30, 2000 to $5.2 million for the six-month period ended June 30, 2001, due to increased quantities of images sold. Revenue from the sale of third-party imagery decreased for the remainder of fiscal 2000 due to diversion of resources in anticipation of the launch of QuickBird 1. A similar decrease is not expected in fiscal 2001.

Cost of Goods Sold. Our cost of goods sold includes third party geographic imagery sold under contract. As a result of our increased revenue, our cost of goods sold consequently increased from $1.6 million for the six-month period ended June 30, 2000 to $3.9 million for the six-month period ended June 30, 2001. Costs for both periods were primarily the direct costs associated with obtaining third-party geographic imagery for resale.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $6.4 million for the six-month period ended June 30, 2000 and $6.0 million for the six-month period ended June 30, 2001. We expect these costs to increase in the future as we increase staff levels and implement new procedures in preparation for full-scale operations and market entry of our products and services.

Research and Development. Our research and development costs were $6.0 million for the six-month period ended June 30, 2000 and $4.3 million for the six-month period ended June 30, 2001. These expenses decreased due to staff reductions and reduced operating activities following the loss of QuickBird 1. We expect these costs to increase following the launch of QuickBird 2.

Interest Expense. Interest expense increased from $3.4 million for the six-month period ended June 30, 2000 to $4.7 million for the six-month period ended June 30, 2001. This increase was the result of lower capitalization of interest due to the completion of QuickBird 1 in 2000.

Interest Income. Interest income for each of the six-month periods ended June 30, 2000 and 2001 was $2.5 million. Higher average investment balances outstanding during the six-month period ended June 30, 2001 were offset by slightly lower rates of return on investments.

Net Loss. We had net losses of $12.5 million for the six-month period ended June 30, 2000 and $34.4 million for the six-month period ended June 30, 2001. This increase in net loss was primarily the result of the extraordinary loss on early extinguishment of debt incurred in April 2001, as discussed in Note 3 to our consolidated financial statements.

Liquidity and Capital Resources

     On February 28, 2001, as required by the indentures governing our 12 1/2% Senior Notes due 2005 and our 13% Senior Discount Notes due 2007, respectively, we offered to purchase all of our outstanding notes at their accreted values per their respective indentures on the date of purchase, using the insurance proceeds relating to the loss of our QuickBird 1 satellite in November 2000.
The offer expired on April 2, 2001, and we repurchased $127.4 million in principal amount at maturity of outstanding 13% notes and all outstanding 12 1/2% notes on April 3, 2001, resulting in an extraordinary loss on early extinguishment of debt of approximately $23.0 million. The combined repurchase price totaled $172.9 million.

     In connection with the offer, we entered into a Recapitalization Agreement and Consent dated as of April 2, 2001 (the "Recapitalization Agreement") with
certain holders of our 13% notes.   Pursuant to the Recapitalization Agreement,
these noteholders agreed to refrain from tendering their notes in the offer, thus allowing us to have the use of the funds that would otherwise be used to repurchase their notes. Pursuant to the Recapitalization Agreement, we also:

     . granted registration rights to certain holders of notes and Series C preferred stock;
     . pledged government securities to secure certain repurchase rights of the noteholders;
     . obtained the consent of the holders of notes and amended the indenture governing the notes in certain respects;
     . amended our certificate of incorporation to, among other things, (a) require that we purchase, at each holder's option, that holder's shares of our Series A and B preferred stock, if an insurable event occurs under the QuickBird 2 insurance policy, (b) increase the number of authorized shares of our common stock and each series of our preferred stock, and (c) extend the time period by one year during which holders of our preferred stock may convert their shares into shares of our common stock;
     . issued 10,843,297 additional shares of our Series C preferred stock to the holders of the notes that signed the Recapitalization Agreement and their assignees;
     .    purchased launch and in-orbit insurance for our QuickBird 2 satellite;
          and
     . pledged the QuickBird 2 insurance in favor of The Bank of New York, as collateral agent for (a) the holders of notes and for Ball Aerospace, and (b) the holders of our Series A preferred stock and Series B preferred stock.

          We have incurred transaction costs associated with the Recapitalization Agreement of approximately $1.2 million, of which $1.0 million was paid to Morgan Stanley.

          In April 2001, we obtained a $9.0 million borrowing facility with Ball Aerospace, one of our stockholders, which we are using to fund the completion of QuickBird 2. This vendor financing facility accrues interest at an annual rate of 11%, which will become payable seven months following the launch of QuickBird
2. Beginning with the eighth month and ending with the eighteenth month following the launch of QuickBird 2, principal, in equal monthly amounts, and interest are payable in cash each month. In conjunction with this arrangement, we issued to Ball Aerospace 903,608 shares of Series C preferred stock in June 2001. As of June 30, 2001, we have drawn approximately $5.7 million under this facility.

          Net cash used by operating activities increased from $9.6 million for the six-month period ended June 30, 2000 to $75.2 million for the six-month period ended June 30, 2001. This increase was primarily the result of the payment of accrued interest and the extraordinary loss incurred in conjunction with the redemption of notes in 2001 and the reduction in accounts payable that had built up prior to the receipt of the QuickBird 1 insurance proceeds.

          Based on our current operating plan, we believe that existing capital resources will meet our anticipated cash needs through fiscal 2002. If we face any launch delays, if our satellite system takes longer than expected to become operational, if technical or regulatory developments require that we modify the design of our satellite system, if we are unable to achieve our revenue targets, or if we incur other additional unforeseen costs, we may require additional capital. We do not have a revolving credit facility or other source of readily available capital. Therefore, any shortfall in funds available for our operations or to service our debt would cause us serious liquidity problems. In such case, we would need to seek additional financing which we may not be able to obtain on commercially reasonable terms or at all. Failure to obtain such additional financing may result in a material adverse effect on our business and would significantly increase risk of our ability to continue as a going concern.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     We invest our cash and cash equivalents and restricted investments in short-term, U.S. dollar interest-bearing, investment grade securities with maturities less than 90 days. As of June 30, 2001, the interest rates on these investments have not fluctuated more than one percentage point since they were purchased. We do not currently hold any derivative instruments and do not engage in hedging activities. Also, we currently do not hold any variable interest rate debt or lines of credit, and currently do not generally enter into any transactions denominated in a foreign currency. Therefore, our exposure to interest rate and foreign exchange fluctuations is minimal.

                          PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

     During the three months ended June 30, 2001, we granted stock options to purchase 85,524 shares of our common stock with a price of $0.25 per share to our employees, consultants, directors, and other service providers under our 1999 Equity Incentive Plan. During the period covered by this report, we also issued and sold an aggregate of 44,650 shares of our common stock for $0.25 per share to employees, consultants, directors, and other service providers under direct issuances and exercises of stock options under our 1999 Equity Incentive Plan and 1995 Stock Option/Stock Issuance Plan. These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder for transactions by an issuer not involving a public offering.

     In April 2001, pursuant to the Recapitalization Agreement, we entered into the First Supplemental Indenture to the Indenture, which governs our 13% notes and required us, among other things, to (i) obtain launch and in-orbit operations insurance in respect of our anticipated QuickBird 2 satellite and
(ii) within 30 days of receipt by the collateral trustee of any proceeds under the QuickBird 2 insurance policy, to make an offer to repurchase the 13% notes at their accreted value on the date of repurchase and to consummate such offer to repurchase no later than 60 days after the commencement of the offer.

     In June 2001, we issued 10,843,297 shares of Series C preferred stock pursuant to the Recapitalization Agreement to holders of notes in partial consideration for those holders refraining from tendering their notes in our previous tender offer. Each of the purchasers in this transaction were accredited investors. Accordingly, we relied on the exemptions from registration provided by Regulation D promulgated under the Securities Act or
Section 4(2) of the Securities Act to effect this transaction. Morgan Stanley served as our financial advisor in connection with these and related transactions and received $1 million in connection with its advisory role.

     In June 2001, we issued 903,608 shares of Series C preferred stock to Ball Aerospace, an accredited investor, in connection with its provision of vendor financing. We relied on the exemption from registration provided by Regulation D promulgated under the Securities Act or Section 4(2) of the Securities Act to effect this transaction.

     Appropriate legends are affixed to the stock certificates issued in the transactions listed above. Similar legends were imposed in connection with any subsequent sales of any such securities. Each of the purchasers that are our employees or directors had access to information through their employment by us. Each purchaser was given the opportunity to ask questions of and request information from EarthWatch. Each investor represented and acknowledged to EarthWatch in writing that it had this opportunity. Some of the purchasers asked questions and requested information. EarthWatch complied with all requests that it deemed reasonable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) In May and June 2001, our stockholders acted by written consent in lieu of a special meeting.

          (b) The matters voted upon pursuant to the written consents did not include the election of directors.

          (c) The matters voted upon pursuant to the written consents are as follows:

              (1) Removal of Alexander S. Lushtak as a director of EarthWatch
                  -----------------------------------------------------------
Incorporated.  In May 2001, our stockholders acted by written consent to remove
------------
Mr. Lushtak as a director of our company and to leave his seat vacant until the next annual meeting of stockholders or until his successor is elected and qualified.

   Number of Votes by Shares as to Which   Number of Votes by Shares as to Which
   -------------------------------------   -------------------------------------
        Consents Were Provided                  Consents Were Not Provided
        ----------------------                  ---------------------------
             38,102,559                                22,679,827
             __________                                __________

          Based upon the consents received, Mr. Lushtak was removed as a director and his seat was left vacant.

          (2) Amendments to Certificate of Incorporation.  In May and June 2001,
              ------------------------------------------
we solicited our stockholders' consent to certain amendments to our certificate of incorporation. These amendments, among other things, (a) require that we purchase, at each holder's option, that holder's shares of our Series A and B preferred stock, if an insurable event occurs under the QuickBird 2 insurance policy, (b) increase the number of authorized shares of our common stock and each series of our preferred stock, and (c) extend the time period by one year during which holders of our preferred stock may convert their shares into shares of our common stock.

   Number of Votes by Shares as to Which   Number of Votes by Shares as to Which
   -------------------------------------   -------------------------------------
        Consents Were Provided                  Consents Were Not Provided
        ----------------------                  ---------------------------
              49,486,652                                10,981,908
              __________                               ____________


          Based upon the consents received, the amendments were approved.

          (3) Ratification of Prior Actions.  In May and June 2001, we solicited
              -----------------------------
our stockholders' consent to ratify actions taken previously at meetings of stockholders.

   Number of Votes by Shares as to Which   Number of Votes by Shares as to Which
   -------------------------------------   -------------------------------------
        Consents Were Provided                  Consents Were Not Provided
        ----------------------                  ---------------------------
              48,835,135                                11,633,425
              __________                               ____________

          Based upon the consents received, the prior actions were ratified.



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

            Exhibit No.     Description
            -----------     -----------

               2.2* Recapitalization Agreement and Consent dated as of April 2, 2001 by and among EarthWatch Incorporated, Morgan Stanley & Co. Incorporated, Post Balanced Fund, Post High Yield LP, Post Total Return Fund, Opportunity Fund, Dickstein & Co., L.P., Dickstein International Limited, Hitachi Software Engineering Co., Ltd., Sun America High Income Fund and Sun America Series Trust High Yield Portfolio.
               3.3** Certificate of Amendment to Amended and Restated Certificate of Incorporation.
               4.10* Notes Registration Rights Agreement dated as of April 3, 2001 by and among EarthWatch Incorporated, The Bank of New York and Morgan Stanley & Co. Incorporated.
               4.11* Series C Preferred Registration Rights Agreement dated as of April 3, 2001 by and among EarthWatch Incorporated, Morgan Stanley & Co. Incorporated, Post Balanced Fund, Post High Yield LP, Post Total Return Fund, Opportunity Fund, Dickstein & Co., L.P., Dickstein International Limited, Sun America High Income Fund, Sun America Series Trust High Yield Portfolio, Hitachi Software Engineering Co., Ltd. and Ball Technologies Holdings Corp.
               4.12* Pledge Agreement dated as of April 3, 2001 by and among EarthWatch Incorporated, The Bank of New York, as trustee, and The Bank of New

                            York, as securities intermediary.
               4.13* First Supplemental Indenture to the Indenture dated as of April 16, 2001 by and between EarthWatch Incorporated and The Bank of New York, as trustee.
               4.14** Senior Collateral Pledge and Security Agreement, dated as of June 15, 2001, between EarthWatch Incorporated and The Bank of New York, as collateral agent.
               4.15** Junior Collateral Pledge and Security Agreement, dated as of June 15, 2001, between EarthWatch Incorporated and The Bank of New York, as collateral agent.

          * Incorporated by reference to the exhibits with the corresponding exhibit numbers in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2001.

          ** Incorporated by reference to the exhibits with the corresponding exhibit numbers in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2001.

      (b) Reports on Form 8-K

          Reports on Form 8-K were filed on April 25, 2001 and June 20, 2001 to report the closure of our tender offer and the completion of our pending transactions under the Recapitalization Agreement, respectively.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Longmont, State of Colorado.


                                        EARTHWATCH INCORPORATED
                                        (Registrant)



Date:    August 14, 2001                By: /s/ Henry E. Dubois
        ---------------------               ------------------------------------
                                            Henry E. Dubois
                                            Chief Financial Officer, Chief
                                            Operating Officer,
                                            Executive Vice President
                                            (Principal Financial and
                                            Accounting Officer)