Form 10-Q
period 2001-09-30
EARTHWATCH INC
filed 2001-11-13
CIK 1014852

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

               For the quarterly period ended September 30, 2001

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





     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The registrant had 272,059 shares of common stock outstanding as of September 30, 2001.



================================================================================

                               Table of Contents

PART I.   FINANCIAL INFORMATION
        Item 1.  Financial Statements.
                 Consolidated Balance Sheet.                                                                1
                 Consolidated Statement of Operations.                                                      2
                 Consolidated Statement of Cash Flows.                                                      3
                 Consolidated Statement of Stockholders' Equity (Deficit).                                  4
                 Notes to Consolidated Financial Statements.                                                5
        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.     8
        Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                               10

PART II.  OTHER INFORMATION
        Item 2.  Changes in Securities and Use of Proceeds.                                                11
        Item 6.  Exhibits and Reports on Form 8-K.                                                         11
                 Signatures                                                                                12



================================================================================
Reference is made in this document to Digital Globe (R), Your Planet Online (R) and Seconds on Orbit(R), which are registered trademarks owned by the Company.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Consolidated Balance Sheet
----------------------------------------------------------------------------------------------------------------------------------

                                                                                              December 31,         September 30,
                                                                                                  2000                  2001
                                                                                            ---------------       ---------------
                                                                                                                     (unaudited)
                                       ASSETS
Current assets:
      Cash and cash equivalents                                                               $   5,725,779         $  18,548,382
      Accounts receivable                                                                           251,408             1,759,576
      Insurance proceeds receivable - restricted                                                265,000,000
      Investment securities - restricted                                                          6,295,382
      Other current assets                                                                          398,101               660,366
                                                                                            ---------------       ---------------
             Total current assets                                                               277,670,670            20,968,324
                                                                                            ---------------       ---------------
Property, plant, and equipment:
      Construction in progress                                                                   89,716,474           169,765,844
      Computer equipment and software                                                            15,365,444            15,770,433
      Machinery and equipment                                                                     5,770,640             5,547,978
      Furniture and fixtures                                                                      1,281,911             1,352,770
                                                                                            ---------------       ---------------
             Total property, plant, and equipment                                               112,134,469           192,437,025
      Accumulated depreciation and amortization                                                 (15,419,714)          (18,023,421)
                                                                                            ---------------       ---------------
             Net property, plant, and equipment                                                  96,714,755           174,413,604
                                                                                            ---------------       ---------------

Debt issuance costs, net                                                                          4,682,127            11,345,562
Other assets                                                                                        310,664               281,591
                                                                                            ---------------       ---------------
             TOTAL ASSETS                                                                     $ 379,378,216         $ 207,009,081
                                                                                            ===============       ===============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                                        $  11,289,385         $     946,048
      Accounts payable to related parties                                                           982,232               554,782
      Accrued expenses                                                                            3,988,060             5,103,905
      Current portion of long-term debt to related parties, net                                 195,484,650             3,344,784
                                                                                            ---------------       ---------------
             Total current liabilities                                                          211,744,327             9,949,519
Long-term debt to related parties, net                                                                    -            60,647,926
                                                                                            ---------------       ---------------
             Total liabilities                                                                  211,744,327            70,597,445
                                                                                            ---------------       ---------------

Contingencies

Mandatorily redeemable preferred stock due 2009:
      7% Cumulative convertible - Series A; $.001 par value; 10,000,000 and 12,000,000 shares authorized and 8,051,273 and 8,481,405 shares issued and outstanding as of December 31, 2000 and September 30, 2001, respectively; aggregate
              liquidation preference of $29,684,918 as of September 30, 2001                     27,473,699            29,043,129
      7% Cumulative convertible - Series B; $.001 par value; 10,000,000 and 12,000,000 shares authorized and 8,051,273 and 8,481,405 shares issued and outstanding as of December 31, 2000 and September 30, 2001, respectively; aggregate
              liquidation preference of $29,684,918 as of September 30, 2001                     27,473,699            29,043,129
      8.5% Cumulative convertible - Series C; $.001 par value; 25,000,000 and 50,000,000 shares authorized and 25,000,000 and 38,690,897 issued and outstanding as of
             December 31, 2000 and September 30, 2001, respectively; aggregate liquidation
             preference of $135,418,140 as of September 30, 2001                                 86,298,993            97,845,415
                                                                                            ---------------       ---------------
                       Total mandatorily redeemable preferred stock                             141,246,391           155,931,673
                                                                                            ---------------       ---------------

Stockholders' equity (deficit):
      Common stock; $.001 par value; 100,000,000 and 150,000,000 shares authorized and
             195,420 and 272,059 shares issued and outstanding as of December 31, 2000
             and September 30, 2001, respectively                                                       195                   272
      Additional paid-in capital                                                                 61,824,829            56,557,293
      Deferred stock compensation                                                                  (534,600)             (382,806)
      Deficit accumulated during the development stage                                          (34,902,926)          (75,694,796)
                                                                                            ---------------       ---------------
             Total stockholders' equity (deficit)                                                26,387,498           (19,520,037)
                                                                                            ---------------       ---------------
             TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND
                       STOCKHOLDERS' EQUITY (DEFICIT)                                         $ 379,378,216         $ 207,009,081
                                                                                            ===============       ===============


 The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Consolidated Statement of Operations (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Period from
                                                                                                                   January 1, 1995
                                                        Three Months Ended               Nine Months Ended          (Inception) to
                                                           September 30,                    September 30,            September 30,
                                                      ---------------------------  ------------------------------
                                                        2000             2001             2000            2001            2001
                                                      ----------    ------------   --------------   -------------  ----------------
 Revenue                                              $   268,023    $ 3,675,027     $  2,672,424    $  8,826,585   $  25,214,076

 Cost of goods sold                                       167,562      2,770,402        1,721,153       6,675,603      19,815,842
                                                      -----------   ------------   --------------   -------------  ----------------
        Gross profit                                      100,461        904,625          951,271       2,150,982       5,398,234
                                                      -----------   ------------   --------------   -------------  ----------------

 Expenses:
     Selling, general and administrative                4,545,271      3,899,965       10,964,904       9,947,824      60,028,339
     Research and development                           3,323,092      3,724,720        9,315,262       8,013,748      79,949,530
     Loss from impairment of fixed assets, net of
        insurance recoveries                                    -                               -               -     (81,489,890)
     Gain from arbitration settlement                           -                               -               -      (1,514,776)
                                                      -----------   ------------   --------------   -------------  ----------------
        Total expenses                                  7,868,363      7,624,685       20,280,166      17,961,572      56,973,203
                                                      -----------   ------------   --------------   -------------  ----------------

 Loss from operations                                  (7,767,902)    (6,720,060)     (19,328,895)    (15,810,590)    (51,574,969)
 Interest expense                                      (1,517,321)                     (4,947,251)     (4,726,377)    (16,215,287)
 Interest income                                        1,079,505        325,441        3,616,133       2,783,462      18,133,825
                                                      -----------   ------------   --------------   -------------  ----------------
        Loss before provision for income taxes         (8,205,718)    (6,394,619)     (20,660,013)    (17,753,505)    (49,656,431)

 Provision for income taxes                                     -              -                -               -      (3,000,000)
                                                      -----------   ------------   --------------   -------------  ----------------
        Loss before extraordinary loss on early
          extinguishment of debt                       (8,205,718)    (6,394,619)     (20,660,013)    (17,753,505)    (52,656,431)

 Extraordinary loss on early extinguishment of debt             -              -                -     (23,038,365)    (23,038,365)
                                                      -----------   ------------   --------------   -------------  ----------------
        Net loss                                       (8,205,718)    (6,394,619)     (20,660,013)    (40,791,870)    (75,694,796)

 Mandatorily redeemable preferred stock
     dividends and accretion                           (2,819,257)    (2,226,933)      (8,393,124)     (5,286,618)    (23,245,213)
                                                      -----------   ------------   --------------   -------------  ----------------
        Net loss attributable to common stockholders $(11,024,975)   $(8,621,552)    $(29,053,137)   $(46,078,488)   $(98,940,009)
                                                      ===========   ============   ==============   =============  ================

 The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

 Consolidated Statement of Cash Flows (unaudited)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                           Nine Months Ended September 30,
                                                                                        --------------------------------------
                                                                                               2000                2001
                                                                                        ------------------  ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                                    $(20,660,013)      $ (40,791,870)
 Adjustments to reconcile net loss to net cash provided (used) by operating activities:
        Depreciation expense                                                                    2,786,551           2,603,716
        Non-cash interest expense                                                               4,944,476           4,725,976
        Non-cash extraordinary loss on early extinquishment of debt                                     -           3,148,098
        Non-cash loss from disposals and impairments of property
             plant, and equipment, net of insurance recoveries                                       (125)                  -
        Non-cash stock compensation                                                                     -             151,794
        Changes in assets and liabilities:
             Accounts receivable, net                                                             395,041          (1,508,168)
             Other assets                                                                         735,688            (233,191)
             Accounts payable                                                                 (10,450,186)        (10,343,337)
             Accounts payable - related parties                                                  (535,294)           (427,450)
             Accrued interest payable - related parties                                           (69,189)        (38,279,332)
             Accrued expenses                                                                   1,670,473           1,116,987
                                                                                        ------------------  ------------------

                  Net cash provided (used) by operating activities                            (21,182,578)        (79,836,777)
                                                                                        ------------------  ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of investment securities                                                                     -        (236,760,935)
 Proceeds from maturities of investment securities                                              2,015,117         243,056,317
 Proceeds from sales of property, plant, and equipment                                                125                   -
 Insurance proceeds from loss of satellites                                                             -         265,000,000
 Constuction in progress additions                                                            (29,091,133)        (61,947,933)
 Other property, plant, and equipment additions                                                (3,662,903)           (253,185)
                                                                                        ------------------  ------------------

                  Net cash used by investing activities                                       (30,738,794)        209,094,264
                                                                                        ------------------  ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from (payments related to) issuance of long-term notes, net                                   -          (1,727,490)
 Proceeds from issuance of preferred and common stock, net                                         49,850              19,159
 Cash acquired in merger                                                                                -                   -
 Principal payments on debt                                                                       (74,431)       (114,726,553)
                                                                                        ------------------  ------------------

                  Net cash provided (used) by financing activities                                (24,581)       (116,434,884)
                                                                                        ------------------  ------------------

                  Net increase (decrease) in cash and cash equivalents                        (51,945,953)         12,822,603
 Cash and cash equivalents, beginning of period                                                82,193,314           5,725,779
                                                                                        ------------------  ------------------
 Cash and cash equivalents, end of period                                                    $ 30,247,361       $  18,548,382
                                                                                        ==================  ==================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Interest paid                                                                        $     17,511       $  38,280,272

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
        Assets acquired pursuant to capital-lease and financing obligations                  $          -       $   9,000,000
        Net book value of assets acquired in merger                                                     -                   -
        Liabilities assumed in merger                                                                   -                   -
        Stockholder advances converted to equity                                                        -                   -
        Property in-kind contributed by stockholder                                                     -                   -
        Non-cash interest capitalized in construction in progress                              16,922,035           9,101,438
        Issuance of mandatorily redeemable preferred stock                                      8,148,239          12,968,492




 Consolidated Statement of Cash Flows (unaudited)
----------------------------------------------------------------------------------------------------------
                                                                                            Period from
                                                                                          January 1, 1995
                                                                                          (Inception) to
                                                                                           September 30,
                                                                                                2001
                                                                                          ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                                    $(75,694,796)
 Adjustments to reconcile net loss to net cash provided (used) by operating activities:
        Depreciation expense                                                                   19,605,461
        Non-cash interest expense                                                              14,823,356
        Non-cash extraordinary loss on early extinquishment of debt                             3,148,098
        Non-cash loss from disposals and impairments of property
             plant, and equipment, net of insurance recoveries                                (79,886,959)
        Non-cash stock compensation                                                             1,073,194
        Changes in assets and liabilities:
             Accounts receivable, net                                                            (760,451)
             Other assets                                                                        (719,582)
             Accounts payable                                                                     433,439
             Accounts payable - related parties                                                   554,782
             Accrued interest payable - related parties                                       (38,279,332)
             Accrued expenses                                                                   2,978,257
                                                                                          ----------------

                  Net cash provided (used) by operating activities                           (152,724,533)
                                                                                          ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of investment securities                                                          (281,909,267)
 Proceeds from maturities of investment securities                                            281,751,173
 Proceeds from sales of property, plant, and equipment                                          4,216,978
 Insurance proceeds from loss of satellites                                                   294,000,000
 Constuction in progress additions                                                           (327,801,887)
 Other property, plant, and equipment additions                                               (15,814,653)
                                                                                          ----------------

                  Net cash used by investing activities                                       (45,557,656)
                                                                                          ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from (payments related to) issuance of long-term notes, net                         143,990,884
 Proceeds from issuance of preferred and common stock, net                                    191,191,493
 Cash acquired in merger                                                                          916,457
 Principal payments on debt                                                                  (119,268,263)
                                                                                          ----------------

                  Net cash provided (used) by financing activities                            216,830,571
                                                                                          ----------------

                  Net increase (decrease) in cash and cash equivalents                         18,548,382
 Cash and cash equivalents, beginning of period                                                         -
                                                                                          ----------------
 Cash and cash equivalents, end of period                                                    $ 18,548,382
                                                                                          ================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Interest paid                                                                        $ 50,951,933

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
        Assets acquired pursuant to capital-lease and financing obligations                  $ 13,599,935
        Net book value of assets acquired in merger                                             4,290,496
        Liabilities assumed in merger                                                           3,738,588
        Stockholder advances converted to equity                                                1,030,000
        Property in-kind contributed by stockholder                                             7,521,028
        Non-cash interest capitalized in construction in progress                              56,641,374
        Issuance of mandatorily redeemable preferred stock                                     63,674,758

 The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                    Convertible                         Convertible
                                                                     Series A                            Series B
                                                                  Preferred Stock                     Preferred Stock
                                                        ------------------------------------  -------------------------------
                                                             Shares             Amount           Shares            Amount
                                                        -----------------  -----------------  -------------  ----------------
Balance at January 1, 1995 (inception)                                 -    $             -              -    $            -
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                      8,000,000         14,400,000              -                 -
Contribution of net assets in merger                           5,362,285            551,908              -                 -
Issuance of common stock for services
      and for stock options exercised                                  -                  -              -                 -
Issuance of preferred stock                                    5,475,001         21,712,635        189,040         1,890,400
Property in-kind, conversion of debt, and
      cash contributions from stockholder                              -                  -              -                 -
Net and comprehensive income (loss)                                    -                  -              -                 -
                                                        -----------------  -----------------  -------------  ----------------
Balance at December 31, 1995                                  18,837,286         36,664,543        189,040         1,890,400
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                               -        (36,645,706)             -        (1,890,211)
Issuance of stock in exchange for property
      in-kind and other, net                                     513,124                513         22,260                22
Issuance of preferred stock                                            -                  -        100,000               100
Property in-kind contributed by stockholder                            -                  -              -                 -
Net and comprehensive income (loss)                                    -                  -              -                 -
                                                        -----------------  -----------------  -------------  ----------------
Balance at December 31, 1996                                  19,350,410             19,350        311,300               311
Issuance of common stock                                               -                  -              -                 -
Issuance of common stock for services
      and for stock options exercised                                  -                  -              -                 -
Issuance of preferred stock                                            -                  -              -                 -
Other                                                                  -                  -              -                 -
Net and comprehensive income (loss)                                    -                  -              -                 -
                                                        -----------------  -----------------  -------------  ----------------
Balance at December 31, 1997                                  19,350,410             19,350        311,300               311
Issuance of preferred and common stock for
      stock options exercised                                     17,916                 18              -                 -
Net and comprehensive income (loss)                                    -                  -              -                 -
                                                        -----------------  -----------------  -------------  ----------------
Balance at December 31, 1998                                  19,368,326             19,368        311,300               311
Issuance of preferred and common stock for
      stock options exercised                                          -                  -              -                 -
Issuance of common stock for warrants
      exercised                                                        -                  -              -                 -
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.                        (2,761,983)            (2,762)             -                 -
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                       (16,606,343)           (16,606)      (311,300)             (311)
Issuance of preferred and common stock
      in connection with the recapitalization                          -                  -              -                 -
Mandatorily redeemable preferred stock
      dividends and accretion                                          -                  -              -                 -
Net and comprehensive income (loss)                                    -                  -              -                 -
                                                        -----------------  -----------------  -------------  ----------------
Balance at December 31, 1999                                           -                  -              -                 -
Issuance of preferred and common stock
      for stock options exercised                                      -                  -              -                 -
Deferred stock compensation                                            -                  -              -                 -
Amortization of deferred stock compensation                            -                  -              -                 -
Mandatorily redeemable preferred stock
      dividends and accretion                                          -                  -              -                 -
Net and comprehensive income (loss)                                    -                  -              -                 -
                                                        -----------------  -----------------  -------------  ----------------
Balance at December 31, 2000                                           -                  -              -                 -
Issuance of preferred and common stock
      for stock options exercised (unaudited)                          -                  -              -                 -
Amortization of deferred stock
      compensation (unaudited)                                         -                  -              -                 -
Mandatorily redeemable preferred stock
      dividends and accretion (unaudited)                              -                  -              -                 -
Net and comprehensive income (loss) (unaudited)                        -                  -              -                 -
                                                        -----------------  -----------------  -------------  ----------------
Balance at September 30, 2001 (unaudited)                              -    $             -              -    $            -
                                                        =================  =================  =============  ================

                                                                Convertible Senior                      Convertible
                                                                     Series C                            Series D
                                                                  Preferred Stock                     Preferred Stock
                                                         ---------------------------------   ---------------------------------
                                                              Shares           Amount            Shares            Amount
                                                         ----------------  ---------------   ---------------   ---------------
Balance at January 1, 1995 (inception)                                 -    $           -                 -    $            -
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                              -                -                 -                 -
Contribution of net assets in merger                                   -                -                 -                 -
Issuance of common stock for services
      and for stock options exercised                                  -                -                 -                 -
Issuance of preferred stock                                            -                -                 -                 -
Property in-kind, conversion of debt, and
      cash contributions from stockholder                              -                -                 -                 -
Net and comprehensive income (loss)                                    -                -                 -                 -
                                                         ----------------  ---------------   ---------------   ---------------
Balance at December 31, 1995                                           -                -                 -                 -
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                               -                -                 -                 -
Issuance of stock in exchange for property
      in-kind and other, net                                           -                -                 -                 -
Issuance of preferred stock                                    7,000,000            7,000           400,000               400
Property in-kind contributed by stockholder                            -                -                 -                 -
Net and comprehensive income (loss)                                    -                -                 -                 -
                                                         ----------------  ---------------   ---------------   ---------------
Balance at December 31, 1996                                   7,000,000            7,000           400,000               400
Issuance of common stock                                               -                -                 -                 -
Issuance of common stock for services
      and for stock options exercised                                  -                -                 -                 -
Issuance of preferred stock                                            -                -           600,000               600
Other                                                                  -                -                 -                 -
Net and comprehensive income (loss)                                    -                -                 -                 -
                                                         ----------------  ---------------   ---------------   ---------------
Balance at December 31, 1997                                   7,000,000            7,000         1,000,000             1,000
Issuance of preferred and common stock for
      stock options exercised                                          -                -                 -                 -
Net and comprehensive income (loss)                                    -                -                 -                 -
                                                         ----------------  ---------------   ---------------   ---------------
Balance at December 31, 1998                                   7,000,000            7,000         1,000,000             1,000
Issuance of preferred and common stock for
      stock options exercised                                          -                -                 -                 -
Issuance of common stock for warrants
      exercised                                                        -                -                 -                 -
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.                                 -                -                 -                 -
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                        (7,000,000)          (7,000)       (1,000,000)           (1,000)
Issuance of preferred and common stock
      in connection with the recapitalization                          -                -                 -                 -
Mandatorily redeemable preferred stock
      dividends and accretion                                          -                -                 -                 -
Net and comprehensive income (loss)                                    -                -                 -                 -
                                                         ----------------  ---------------   ---------------   ---------------
Balance at December 31, 1999                                           -                -                 -                 -
Issuance of preferred and common stock
      for stock options exercised                                      -                -                 -                 -
Deferred stock compensation                                            -                -                 -                 -
Amortization of deferred stock compensation                            -                -                 -                 -
Mandatorily redeemable preferred stock
      dividends and accretion                                          -                -                 -                 -
Net and comprehensive income (loss)                                    -                -                 -                 -
                                                         ----------------  ---------------   ---------------   ---------------
Balance at December 31, 2000                                           -                -                 -                 -
Issuance of preferred and common stock
      for stock options exercised (unaudited)                          -                -                 -                 -
Amortization of deferred stock
      compensation (unaudited)                                         -                -                 -                 -
Mandatorily redeemable preferred stock
      dividends and accretion (unaudited)                              -                -                 -                 -
Net and comprehensive income (loss) (unaudited)                        -                -                 -                 -
                                                         ----------------  ---------------   ---------------   ---------------
Balance at September 30, 2001 (unaudited)                              -    $           -                 -     $           -
                                                         ================  ===============   ===============   ===============


                                                                    Common Stock               Additional
                                                           ------------------------------        Paid-in
                                                                Shares          Amount           Capital             Other
                                                           ---------------  -------------  ------------------  -----------------
Balance at January 1, 1995 (inception)                                  -    $         -    $              -    $             -
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                               1              -                   -        (14,400,000)
Contribution of net assets in merger                                    -              -                   -                  -
Issuance of common stock for services
      and for stock options exercised                              79,500         63,600                   -                  -
Issuance of preferred stock                                             -              -                   -                  -
Property in-kind, conversion of debt, and
      cash contributions from stockholder                               -              -                   -         13,381,523
Net and comprehensive income (loss)                                     -              -                   -                  -
                                                           ---------------  -------------  ------------------  -----------------
Balance at December 31, 1995                                       79,501         63,600                   -         (1,018,477)
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                                -        (63,521)         38,599,438                  -
Issuance of stock in exchange for property
      in-kind and other, net                                            -              -           2,288,561                  -
Issuance of preferred stock                                             -              -          69,833,305                  -
Property in-kind contributed by stockholder                             -              -             (25,944)         1,018,477
Net and comprehensive income (loss)                                     -              -                   -                  -
                                                           ---------------  -------------  ------------------  -----------------
Balance at December 31, 1996                                       79,501             79         110,695,360                  -
Issuance of common stock                                                -              -           1,229,240                  -
Issuance of common stock for services
      and for stock options exercised                              69,416             70              55,463                  -
Issuance of preferred stock                                             -              -           5,999,400                  -
Other                                                                   -              -              (4,773)                 -
Net and comprehensive income (loss)                                     -              -                   -                  -
                                                           ---------------  -------------  ------------------  -----------------
Balance at December 31, 1997                                      148,917            149         117,974,690                  -
Issuance of preferred and common stock for
      stock options exercised                                      54,631             55              50,799                  -
Net and comprehensive income (loss)                                     -              -                   -                  -
                                                           ---------------  -------------  ------------------  -----------------
Balance at December 31, 1998                                      203,548            204         118,025,489                  -
Issuance of preferred and common stock for
      stock options exercised                                       1,000              1                 799                  -
Issuance of common stock for warrants
      exercised                                                 1,556,000          1,556              14,004                  -
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.                                  -              -               2,762                  -
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                         (1,760,548)        (1,761)        (39,765,364)                 -
Issuance of preferred and common stock
      in connection with the recapitalization                           1              -                   -                  -
Mandatorily redeemable preferred stock
      dividends and accretion                                           -              -          (6,690,537)                 -
Net and comprehensive income (loss)                                     -              -                   -                  -
                                                           ---------------  -------------  ------------------  -----------------
Balance at December 31, 1999                                            1              -          71,587,153                  -
Issuance of preferred and common stock
      for stock options exercised                                 195,419            195              49,734                  -
Deferred stock compensation                                             -              -           1,456,000         (1,456,000)
Amortization of deferred stock compensation                             -              -                   -            921,400
Mandatorily redeemable preferred stock
      dividends and accretion                                           -              -         (11,268,058)                 -
Net and comprehensive income (loss)                                     -              -                   -                  -
                                                           ---------------  -------------  ------------------  -----------------
Balance at December 31, 2000                                      195,420            195          61,824,829           (534,600)
Issuance of preferred and common stock
      for stock options exercised (unaudited)                      76,639             77              19,082                  -
Amortization of deferred stock
      compensation (unaudited)                                          -              -                   -            151,794
Mandatorily redeemable preferred stock
      dividends and accretion (unaudited)                               -              -          (5,286,618)                 -
Net and comprehensive income (loss) (unaudited)                         -              -                   -                  -
                                                           ---------------  -------------  ------------------  -----------------
Balance at September 30, 2001 (unaudited)                         272,059    $       272    $     56,557,293    $      (382,806)
                                                           ===============  =============  ==================  =================

                                                                     Accumulated    Deficit Accumulated
                                                                        Other            During the            Total
                                                                    Comprehensive       Development        Stockholders'
                                                                    Income (Loss)          Stage          Equity (Deficit)
                                                                  ----------------  -------------------  -----------------
Balance at January 1, 1995 (inception)                             $            -    $               -    $             -
Issuance of stock in exchange for future
      cash contributions and contributions
      of property in-kind                                                       -                    -                  -
Contribution of net assets in merger                                            -                    -            551,908
Issuance of common stock for services
      and for stock options exercised                                           -                    -             63,600
Issuance of preferred stock                                                     -                    -         23,603,035
Property in-kind, conversion of debt, and
      cash contributions from stockholder                                       -                    -         13,381,523
Net and comprehensive income (loss)                                             -           (3,909,208)        (3,909,208)
                                                                  ----------------  -------------------  -----------------
Balance at December 31, 1995                                                    -           (3,909,208)        33,690,858
Restatement of capital stock and additional
      paid-in capital for reincorporation as
      of January 1, 1996                                                        -                    -                  -
Issuance of stock in exchange for property
      in-kind and other, net                                                    -                    -          2,289,096
Issuance of preferred stock                                                     -                    -         69,840,805
Property in-kind contributed by stockholder                                     -                    -            992,533
Net and comprehensive income (loss)                                             -          (23,706,344)       (23,706,344)
                                                                  ----------------  -------------------  -----------------
Balance at December 31, 1996                                                    -          (27,615,552)        83,106,948
Issuance of common stock                                                        -                    -          1,229,240
Issuance of common stock for services
      and for stock options exercised                                           -                    -             55,533
Issuance of preferred stock                                                     -                    -          6,000,000
Other                                                                           -                    -             (4,773)
Net and comprehensive income (loss)                                        80,400          (50,730,985)       (50,650,585)
                                                                  ----------------  -------------------  -----------------
Balance at December 31, 1997                                               80,400          (78,346,537)        39,736,363
Issuance of preferred and common stock for
      stock options exercised                                                   -                    -             50,872
Net and comprehensive income (loss)                                       (36,971)         (12,919,555)       (12,956,526)
                                                                  ----------------  -------------------  -----------------
Balance at December 31, 1998                                               43,429          (91,266,092)        26,830,709
Issuance of preferred and common stock for
      stock options exercised                                                   -                    -                800
Issuance of common stock for warrants
      exercised                                                                 -                    -             15,560
Surrender and cancellation of shares from
      Ball Technologies Holdings Corp.                                          -                    -                  -
Reclassification of preferred and common
      stock into Series C 8.5% Cumulative
      Convertible Redeemable Preferred Stock
      Due 2009 in connection with the
      recapitalization                                                          -                    -        (39,792,042)
Issuance of preferred and common stock
      in connection with the recapitalization                                   -                    -                  -
Mandatorily redeemable preferred stock
      dividends and accretion                                                   -                    -         (6,690,537)
Net and comprehensive income (loss)                                      (159,382)         (20,318,766)       (20,478,148)
                                                                  ----------------  -------------------  -----------------
Balance at December 31, 1999                                             (115,953)        (111,584,858)       (40,113,658)
Issuance of preferred and common stock
      for stock options exercised                                               -                    -             49,929
Deferred stock compensation                                                     -                    -                  -
Amortization of deferred stock compensation                                     -                    -            921,400
Mandatorily redeemable preferred stock
      dividends and accretion                                                   -                    -        (11,268,058)
Net and comprehensive income (loss)                                       115,953           76,681,932         76,797,885
                                                                  ----------------  -------------------  -----------------
Balance at December 31, 2000                                                    -          (34,902,926)        26,387,498
Issuance of preferred and common stock
      for stock options exercised (unaudited)                                   -                    -             19,159
Amortization of deferred stock
      compensation (unaudited)                                                  -                    -            151,794
Mandatorily redeemable preferred stock
      dividends and accretion (unaudited)                                       -                    -         (5,286,618)
Net and comprehensive income (loss) (unaudited)                                            (40,791,870)       (40,791,870)
                                                                  ----------------  -------------------  -----------------
Balance at September 30, 2001 (unaudited)                          $            -    $     (75,694,796)   $   (19,520,037)
                                                                  ================  ===================  =================

  The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Basis of Presentation

         The consolidated financial statements have been prepared by EarthWatch Incorporated and its subsidiaries, dba DigitalGlobe, without an audit, except for the December 31, 2000 balance sheet, which has been derived from audited financial statements. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

     New Accounting Pronouncements
         Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," were issued in 2001. The adoption of these standards is not expected to have a material impact on our consolidated financial position or results of operations.

2.   Construction in Progress

         Construction in progress consists primarily of satellite construction and launch costs, ground station construction costs, and third-party developed software. Construction in progress consisted of the following:

                                    December 31, 2000   September 30, 2001
                                    -----------------   ------------------
                                                            (unaudited)

        QuickBird 2 satellite          $ 55,952,495        $ 132,542,313

        Digital Globe software           26,570,191           28,795,398

        Ground station equipment          7,193,788            8,428,133
                                       ------------        -------------
                                       $ 89,716,474        $ 169,765,844
                                       ============        =============

3.   Debt to Related Parties

         On February 28, 2001, as required by the indentures governing our 12 1/2% Senior Notes due 2005 and our 13% Senior Discount Notes due 2007, we offered to purchase all of our outstanding notes at their accreted values per their respective indentures on the date of purchase, using the insurance proceeds relating to the loss of our QuickBird 1 satellite in November 2000. The offer expired on April 2, 2001, and we repurchased $127.4 million in principal amount at maturity of outstanding 13% notes and all outstanding 12 1/2% notes on April 3, 2001, resulting in an extraordinary loss on early extinguishment of debt of approximately $23.0 million. The extraordinary loss on early extinguishment of debt was the result of the write-off of unamortized debt discount and deferred financing costs associated with the redeemed notes. The combined repurchase price totaled $172.9 million.

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

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

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

         In April 2001, we obtained a $9.0 million borrowing facility with Ball Aerospace, one of our stockholders, which we are using to fund the completion of QuickBird 2. This vendor financing facility accrues interest at an annual rate of 11%, which will become payable seven months following the launch of QuickBird 2. Beginning in June 2002 and ending with April 2003, principal, in equal monthly amounts, and interest are payable in cash each month. In conjunction with this arrangement, we issued to Ball Aerospace 903,608 shares of Series C preferred stock in June 2001.

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

         The book value of our debt, net of unamortized deferred financing costs and debt discounts, approximates its fair value at September 30, 2001.

         Our debt is comprised of the following at:                               December 31,      September 30,
                                                                                      2000               2001
                                                                                -----------------  -----------------
                                                                                                      (unaudited)
     13% Senior Discount Notes, net of unamortized discount of
         $64,852,862 and $16,364,588, respectively, effective rate of 18.0%       $ 134,147,138      $  55,285,412
     12 1/2% Senior Notes, net of unamortized discount of $10,731,089
         and zero, respectively                                                      61,268,911                 --
     11% Vendor financing facility, net of unamortized discount of zero and
         $591,271, respectively, effective rate of 17.5%                                     --          8,692,567
     Capital-lease obligations                                                           68,601             14,731
                                                                                  -------------      -------------
                                                                                    195,484,650         63,992,710
     Less: current portion                                                         (195,484,650)        (3,344,784)
                                                                                  -------------      -------------
                                                                                  $          --      $  60,647,926
                                                                                  =============      =============

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.  Related Party Transaction

          During the three-month period ended September 30, 2001, a division of ITT Industries, Inc., a stockholder of ours, performed research and development services for us totaling $500,000.

5.  Commitments

          As of September 30, 2001, we have noncancelable operating lease and contract commitments totaling $17.6 million.

6.  Subsequent Event

          On October 18, 2001, our QuickBird satellite was successfully launched and deployed from Vandenberg Air Force Base in California. The spacecraft is now undergoing an on-orbit calibration and commissioning period, which is expected to last approximately 90 days.

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

Results of Operations

Three months ended September 30, 2000 compared to three months ended September 30, 2001

Revenue. Our revenue has been generated primarily from the processing and sale of geographic imagery purchased from third-party suppliers. These sources of revenue increased from $268,000 for the three-month period ended September 30, 2000 to $3.7 million for the three-month period ended September 30, 2001, due to increased quantities of images sold. Revenue from the sale of third-party imagery decreased for the remainder of fiscal 2000 due to diversion of resources in anticipation of the launch of QuickBird 1. A similar decrease is not expected in fiscal 2001.

Cost of Goods Sold. Our cost of goods sold includes third party geographic imagery sold under contract. As a result of our increased revenue, our cost of goods sold consequently increased from $168,000 for the three-month period ended September 30, 2000 to $2.8 million for the three-month period ended September 30, 2001. Costs for both periods were primarily the direct costs associated with obtaining third-party geographic imagery for resale.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $4.5 million for the three-month period ended September 30, 2000 and $3.9 million for the three-month period ended September 30, 2001. The decrease was due to lower marketing and legal expenditures during the period. We expect these costs to increase in the future as we increase staff levels and implement new procedures in preparation for full-scale operations and market entry of our products and services.

Research and Development. Our research and development costs were $3.3 million for the three-month period ended September 30, 2000 and $3.7 million for the three-month period ended September 30, 2001. This increase was the result of the additional research and development services provided during the three-month period ended September 30, 2001 by a division of ITT Industries, one of our stockholders.

Interest Expense. Interest expense decreased from $1.5 million for the three-month period ended September 30, 2000 to zero for the three-month period ended September 30, 2001. This decrease was the result of lower average debt balances outstanding during the three-month period ended September 30, 2001 resulting in the allocation of all interest incurred during the period to capitalized interest as part of the cost of our QuickBird 2 satellite.

Interest Income. Interest income decreased from $1.1 million for the three-month period ended September 30, 2000 to $325,000 for the three-month period ended September 30, 2001, due to lower average investment balances outstanding and lower rates of return on investments during the three-month period ended September 30, 2001.

Net Loss. We had net losses of $8.2 million for the three-month period ended September 30, 2000 and $6.4 million for the three-month period ended September 30, 2001. This decrease in net loss was primarily the result of lower interest expense and higher gross profit for the period.


Nine months ended September 30, 2000 compared to nine months ended September 30, 2001

Revenue. Our revenue increased from $2.7 million for the nine-month period ended September 30, 2000 to $8.8 million for the nine-month period ended September 30, 2001, due to increased quantities of images sold. Revenue from the sale of third-party imagery decreased for the remainder of fiscal 2000 due to diversion of resources in anticipation of the launch of QuickBird 1. A similar decrease is not expected in fiscal 2001.

Cost of Goods Sold. As a result of our increased revenue, our cost of goods sold consequently increased from $1.7 million for the nine-month period ended September 30, 2000 to $6.7 million for the nine-month period ended September 30, 2001. Costs for both periods were primarily the direct costs associated with obtaining third-party geographic imagery for resale.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $11.0 million for the nine-month period ended September 30, 2000 and $9.9 million for the nine-month period ended September 30, 2001. The decrease was due to lower marketing and legal expenditures during the period. We expect these costs to increase in the future as we increase staff levels and implement new procedures in preparation for full-scale operations and market entry of our products and services.

Research and Development. Our research and development costs were $9.3 million for the nine-month period ended September 30, 2000 and $8.0 million for the nine-month period ended September 30, 2001. These expenses decreased due to staff reductions and reduced operating activities following the loss of QuickBird 1, partially offset by the additional research and development services provided during the third quarter of 2001 by a division of ITT Industries, one of our stockholders. We expect these costs to increase following the launch of QuickBird 2.

Interest Expense. Interest expense decreased from $4.9 million for the nine-month period ended September 30, 2000 to $4.7 million for the nine-month period ended September 30, 2001. This decrease was the result of lower average debt balances outstanding during the period since our early extinguishment of notes in April 2001, resulting in the allocation of all interest incurred during the subsequent period to capitalized interest as part of the cost of our QuickBird 2 satellite.

Interest Income. Interest income decreased from $3.6 million for the nine-month period ended September 30, 2000 to $2.8 million for the nine-month period ended September 30, 2001, due to lower average investment balances outstanding and lower rates of return on investments during the nine-month period ended September 30, 2001.

Net Loss. We had net losses of $20.7 million for the nine-month period ended September 30, 2000 and $40.8 million for the nine-month period ended September 30, 2001. This increase in net loss was primarily the result of the extraordinary loss on early extinguishment of debt incurred in April 2001, as discussed in Note 3 to our consolidated financial statements.


Liquidity and Capital Resources

     On February 28, 2001, as required by the indentures governing our 12 1/2% Senior Notes due 2005 and our 13% Senior Discount Notes due 2007, we offered to purchase all of our outstanding notes at their accreted values per their respective indentures on the date of purchase, using the insurance proceeds relating to the loss of our QuickBird 1 satellite in November 2000. The offer expired on April 2, 2001, and we repurchased $127.4 million in principal amount at maturity of outstanding 13% notes and all outstanding 12 1/2% notes on April 3, 2001, resulting in an extraordinary loss on early extinguishment of debt of approximately $23.0 million. The combined repurchase price totaled $172.9 million.

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

         In April 2001, we obtained a $9.0 million borrowing facility with Ball Aerospace, one of our stockholders, which we are using to fund the completion of QuickBird 2. This vendor financing facility accrues interest at an annual rate of 11%, which will become payable seven months following the launch of QuickBird
2. Beginning in June 2002 and ending with April 2003, principal, in equal monthly amounts, and interest are payable in cash each month. In conjunction with this arrangement, we issued to Ball Aerospace 903,608 shares of Series C preferred stock in June 2001. As of September 30, 2001, we had drawn the full $9.0 million under this facility.

         Net cash used by operating activities increased from $21.2 million for the nine-month period ended September 30, 2000 to $79.8 million for the nine-month period ended September 30, 2001. This increase was primarily the result of the payment of accrued interest and the extraordinary loss incurred in conjunction with the redemption of notes in 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         We invest our cash and cash equivalents and restricted investments in short-term, U.S. dollar interest-bearing, investment grade securities with maturities less than 90 days. As of September 30, 2001, the interest rates on these investments have not fluctuated more than one percentage point since they were purchased. We do not currently hold any derivative instruments and do not engage in hedging activities. Also, we are not obligated for any variable interest rate debt or lines of credit, and currently do not generally enter into any transactions denominated in a foreign currency. Therefore, our exposure to interest rate and foreign exchange fluctuations is minimal.

                          PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

      During the three months ended September 30, 2001, we granted stock options to purchase 412,060 shares of our common stock with a price of $0.25 per share to our employees, consultants, directors, and other service providers under our 1999 Equity Incentive Plan. During the period covered by this report, we also issued and sold an aggregate of 11,971 shares of our common stock for $0.25 per share to employees, consultants, directors, and other service providers under direct issuances and exercises of stock options under our 1999 Equity Incentive Plan and 1995 Stock Option/Stock Issuance Plan. These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder for transactions by an issuer not involving a public offering.

      Appropriate legends are affixed to the stock certificates issued in the transactions listed above. Similar legends were imposed in connection with any subsequent sales of any such securities. Each of the purchasers that are our employees or directors had access to information through their relationship with us. Each purchaser was given the opportunity to ask questions of and request information from EarthWatch. Each investor represented and acknowledged to EarthWatch in writing that it had this opportunity. Some of the purchasers asked questions and requested information. EarthWatch complied with all requests that it deemed reasonable.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None.



         (b)  Reports on Form 8-K

              None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EARTHWATCH INCORPORATED
                                (Registrant)



Date: November 13, 2001         By: /s/ Henry E. Dubois
      ---------------------         --------------------------------------------
                                    Henry E. Dubois
                                    Chief Financial Officer, Chief Operating
                                    Officer,
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)