Form 10-K405
period 2001-12-31
EARTHWATCH INC
filed 2002-04-01
CIK 1014852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                 Commission file number: 333-39202 and 333-65014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $199,800 as of February 28, 2002. The registrant had 799,010 shares of outstanding common stock as of February 28, 2002. Documents incorporated by reference: None

============================================================================================

Table of Contents
                                                                                         Page
                                                                                         ----
PART I
Item 1.       Business.                                                                   3
Item 2.       Properties.                                                                17
Item 3.       Legal Proceedings.                                                         17
Item 4.       Submission of Matters to a Vote of Security Holders.                       17

PART II

Item 5.       Market for the Company's Common Equity and Related Stockholder Matters.    18
Item 6.       Selected Financial Data.                                                   21
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                                     22
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.                32
Item 8.       Financial Statements and Supplementary Data.                               32
Item 9.       Changes In and Disagreements With Independent Accountants on
              Accounting and Financial Disclosure.                                       59

PART III

Item 10.      Directors and Executive Officers of the Registrant.                        59
Item 11.      Executive Compensation.                                                    64
Item 12.      Security Ownership of Certain Beneficial Owners and Management.            67
Item 13.      Certain Relationships and Related Transactions.                            68

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.          71
              Signatures                                                                 72
          ----------------------------------------------------------------

Reference is made in this document to Digital Globe(R) and Your Planet Online(R), which are registered trademarks owned by us and Seconds on Orbit(TM), which is a trademark of ours.

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among others, those listed under "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the Securities and Exchange Commission, including Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 File No. 333-65014 as filed in March 2002. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. Our actual results and the timing of certain events could differ materially from those anticipated in the forward-looking statements.

Item 1.  Business.

         EarthWatch Incorporated was incorporated on September 30, 1994 under the laws of the State of Colorado and, on August 21, 1995, was reincorporated in the State of Delaware. We commenced development operations on March 31, 1995 with the contribution of the net assets of WorldView Imaging Corporation and certain assets of Ball Corporation. We do business under the name DigitalGlobe and therefore, in this document refer to our company under the name DigitalGlobe as well.

         We plan to create and market a variety of information products derived from satellite imagery of the earth's surface. We successfully launched and deployed our QuickBird satellite on October 18, 2001. We released our first imagery from our QuickBird satellite on December 17, 2001. We completed our initial on-orbit calibration and commission period and commenced commercial operations on February 1, 2002.

         Our QuickBird satellite collects high-resolution digital imagery of the earth's surface. Our QuickBird satellite collects 0.6-meter resolution gray scale and 2.44-meter resolution color imagery of the earth and revisits most areas within three to five days.

         We were originally incorporated as a wholly owned subsidiary of Ball Corporation. On March 31, 1995, we merged with WorldView Imaging Corporation, which had been founded by Dr. Walter S. Scott, our Chief Technical Officer and Executive Vice President. In connection with the merger, Ball contributed certain assets and technology, in addition to making a substantial cash investment. WorldView received the first United States government license to operate a high-resolution satellite for commercial use and was developing the EarlyBird satellites (predecessor satellites to our QuickBird satellites) when it merged with us.

         Since the merger, we have invested in research and development to develop our satellite system and have incurred substantial operating costs and selling, general, and administrative expenses. We completed and launched EarlyBird 1, our first satellite, in December 1997.

         However, four days after a successful launch, we lost contact with EarlyBird 1. We were unable to re-establish communications and determined that the satellite was a total loss. Although we launched our first QuickBird satellite on November 20, 2000, it failed to achieve orbit, which resulted in a total loss of the satellite. As a result, we did not generate any revenue from our proposed primary satellite imagery business through 2001 and did not do so until we began selling imagery generated by our second QuickBird satellite in February 2002. We have generated only limited revenue from other related projects.

         EarthWatch Incorporated is a Delaware corporation. Our principal executive offices are located at 1900 Pike Road, Longmont, Colorado 80501-6700. Our telephone number is (303) 682-3800.

Industry overview

         We believe that access to accurate, affordable, and timely data has been, and still is, the single largest problem facing the Geographic Information Systems, or GIS, market. Users have few alternative sources from which to obtain data and we believe that high-resolution satellite imagery provided by the QuickBird system will provide an important alternative source to aerial photography and low-resolution satellite imagery, such as Landsat and SPOT. Imagery with a resolution of one-meter or better can detect and locate many objects that previously could not be identified using low-resolution satellite imagery. High-resolution satellite imagery offers GIS customers a number of advantages, including computer compatibility, large area coverage, and up-to-date information.

         In addition to providing high spatial resolution gray scale (panchromatic) imagery, high-resolution satellites can take precise color and near infrared (multispectral) imagery, enabling a wide range of monitoring, detection, and exploration applications. The digital format of satellite imagery facilitates quick delivery, enables low-cost archiving, allows for image enhancement and manipulation, and preserves much more information value than analog imagery.

         We are not aware of any additional competitors that plan to enter this market other than our three announced competitors:

         . Space Imaging, Inc., which successfully launched its first 8-meter resolution satellite in September 1999 and has begun serving the commercial market;

         . Orbital Imaging Corp.or Orbimage, which is developing a 1-meter high-resolution imaging system, which is scheduled for launch during the third quarter of 2002, as publicly announced; and

         . ImageSat International, which successfully launched a 1.8-meter resolution satellite in December 2000 and has announced plans to launch an .8-meter high-resolution satellite for commercial use during the fourth quarter of 2003. ImageSat also recently announced that it plans to offer .6-meter resolution images from its 1.8-meter high-resolution satellite through software upgrades and new processing techniques by the second quarter of 2002.

         We believe there are significant barriers for other potential entrants. The design, creation, launch, and operation of an integrated high-resolution commercial satellite system requires significant expertise and knowledge. We, and each of our three announced competitors, have been developing commercial satellite imagery systems for more than five years. We believe it would take a new potential competitor more than four years and significant capital to develop and construct a high-resolution commercial imaging satellite. Most aerospace companies capable of constructing such a satellite have already aligned themselves with one of the announced entrants. As a result, we believe that DigitalGlobe, together with the other announced entrants, will have a significant advantage over future competitors seeking to enter this market.

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

Pursue targeted market entry and expansion

         Recognizing that we cannot address every possible sales opportunity ourselves, we will focus on specific customer segments and new commercial markets. We are focusing initially on providing imagery products to the largest potential users and early adopters, such as United States government agencies and foreign governments, in order to rapidly build a core group of customers.
We then intend to incrementally expand our target markets by pursuing commercial markets and applications for higher margin, value-added products that offer prospects for long-term growth. This targeted marketing strategy will limit the number of products that we offer initially and simplify the logistics of supporting our customers. In addition, this focus should allow us to avoid building the large and costly marketing and sales organization that would be required to pursue a wide range of market opportunities simultaneously.

         In addition to our direct sales efforts, we intend to market our products through market specific distributors, agents, value-added resellers, and e-commerce channels. We work with value-added resellers to enhance existing applications and develop new products based upon our imagery. This should allow us to limit our initial sales and support infrastructure and to leverage the value-added resellers' existing market access and customer relationships, particularly for markets that require extensive product development, customer education, and long sales cycles.

Maintain leadership through partnerships with leading technology companies

         We will seek to establish our technological leadership in the remote sensing industry as an innovative provider of imagery through partnerships with leading aerospace and information technology companies. Our strategic partners, including Ball Aerospace & Technologies Corp., Datron/Transco Inc., Hitachi, Ltd., ITT Industries, Inc., MacDonald Dettwiler & Associates, Ltd., and Telespazio S.p.A. have supplied us with much of the technology, components, and services for our satellite imaging system.

Leverage our technical advantages

         We believe our QuickBird satellite system offers significant technical advantages over the three other competitive commercial satellite-based systems that have been announced. These advantages include:

         the highest available resolution;

         the widest imaging area; and

         the largest image storage capacity.

         Assuming that our QuickBird satellite system continues to operate as we expect, we believe that by the end of 2003, we will be able to archive most key urban areas and other areas of interest worldwide.

         With the loss of our first QuickBird satellite, and the corresponding decreased capacity, imagery, and revisit times inherent in a one-satellite system, populating our archive will require more time than previously planned. Even with this decrease, we believe the above technical advantages will allow us to collect more usable imagery per day than our competitors, enabling us to provide more imagery to our customers, and to update such imagery more frequently.

         We believe that these advantages, taken together, will provide one of the best commercially available systems for producing low cost, high-resolution, map quality imagery over large areas of the earth's surface. We have positioned our satellite in an orbit that provides revisit capability from three to five days, so that we will be able to collect imagery on virtually every location on the earth's surface every three to five days. Applications that require near real-time high-resolution imagery, such as monitoring natural disasters, civil emergencies, and regional security, will benefit from this frequent revisit capability.

Build direct relationships with key customers and market influencers

         To build market presence and demonstrate new product applications quickly, we will seek to identify key early adopters and influencers in each target market and develop close customer relationships. We will seek to expand our reach to potential customers through partnerships with leading information technology companies, distributors, agents, value-added resellers, and customers. For example, in addition to contributing to our systems development program, Hitachi and Eurimage, a majority-owned unit of Telespazio, serve as master international distributors of our products and services in Asia and Europe, respectively. We also plan to license our products through value-added resellers in North America and in those regions of the world not covered by exclusive reseller distribution agreements.

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

Develop comprehensive DigitalGlobe archive

         We plan to create an Internet-based proprietary database of imagery collected from our QuickBird satellite and other third party satellite and aerial imaging companies. We plan to use the portion of our imaging capacity not being used to address specific customer requests to prospectively collect and archive imagery of key geographies and markets.

         We believe that once our proprietary DigitalGlobe database of imagery is established and combined with value-added image enhancement tools and processing software, it will facilitate an array of new geographic information, mapping, and multimedia applications and markets that do not currently use geographic imagery. For example, a user could log on to our Internet site, view the entire earth, and then focus in on a country, state, city, or town, or even a specific neighborhood or street corner. In addition, in the future, a user could view interactive fly-throughs of selected areas of interest, such as popular tourism sites or golf courses for vacation planning, or residential neighborhoods for relocation or home purchasing.

Target markets and applications

         Within the overhead imagery market, we will initially target worldwide commercial and government applications for surveillance, GIS, and mapping. Within the market for federal, state, and local government users, we are serving domestic and foreign intelligence and security agencies, as well as civilian agencies that use overhead imagery for environmental monitoring, land use, disaster management, and infrastructure planning. We are also targeting civilian agencies and local and municipal governments that currently use aerial and low-resolution satellite imagery for mapping, environmental monitoring, land use, and infrastructure planning. In the longer term, we expect that our customers will include commercial users in industries such as mapping and surveying, oil, gas, and mineral exploration, agriculture, forestry, scientific and environmental monitoring, and insurance risk analysis and damage assessment.

Products and services

         We offer high-resolution panchromatic and multispectral imagery collected from our QuickBird satellite, as well as other third-party data. In addition, we are the exclusive distributors of SPOT Image S.A. satellite imagery products (which are lower-resolution images), and value added products derived from those products, to the defense and agricultural markets in the United States and its territories.

         We also plan to develop and market specific value-added products for commercial applications. We will incorporate into the DigitalGlobe, our master database for imagery information, imagery collected by our satellite and other airborne and satellite systems, providing imagery to customers primarily in digital form that can be easily stored and processed on a computer. Our customers may also receive products in other forms, such as on CD-ROMs or printed copy.

         We offer sophisticated government, scientific, and commercial users raw imagery data on a near real-time basis from customer designated satellite-tasking assignments. Our Seconds on Orbit product, also known as SOO, is specifically designed for customers who want high priority tasking. In addition, we can process and enhance acquired imagery to make it more useful for a customer.

         We price our products according to market conditions and perceived consumer value. In addition, we retain ownership of all imagery collected by our satellite and license our imagery to customers in a manner similar to software licenses. See "-- Proprietary Rights."

Sales, marketing, and distribution

         We deliver our products through direct sales, e-commerce channels, and through our master international distributors. We are currently expanding these channels to include value-added resellers. Our direct sales organization is structured to provide relationship-based sales to early adopters and key market influencers, such as large governments and commercial customers. While our direct sales organization is not a large organization, we will supplement our in-house sales force with third-party sales agents. These sales agents market a variety of similar products and have extensive contacts and customer relationships in the industries or regions they serve. Each sales agent is dedicated to one or two customers, or to a single vertical market, such as mapping. In addition to the direct sales force, we have a distributor sales force that is responsible for selection, recruitment, and management of the distributor network. They are teamed with customer service representatives to ensure that distributors have the necessary training and support to maximize sales.

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

Value-added resellers

         We are currently selecting value-added resellers based on demonstrated distribution capability within target market segments. We are seeking value-added resellers who are strong product advocates, especially in markets where the application value of high-resolution imagery remains unproven. We are basing our selections on capability and willingness to work cooperatively with DigitalGlobe in designing and selling market-specific information products.

Direct online distribution

         Because our products are in digital form, customers will be able to access products in the DigitalGlobe database through the Internet or another online service. For our master international distributors, who are expected to regularly download large volumes of data and may require imagery immediately upon receipt by ground stations, we plan to offer a direct network connection to our master data facility. Our customers may access the DigitalGlobe database by means of our Web-based user interface. Similar to widely available search tools and browsers, the DigitalGlobe database will be available for browsing by customers to order imagery and products, and to track the status of orders online.

Order processing

         We have developed an automated order processing system that verifies and accepts direct orders. This system is linked to our tasking, production, and accounting systems. Orders that we cannot fill with previously archived DigitalGlobe products are prioritized according to parameters such as project timing and size, prevailing weather conditions, and other imaging requests, and then translated into tasking commands passed on to the satellite. After each orbit, orders are matched with successful results obtained from the satellite downlink. Specific orders for large areas require tasking over several orbits and days.

QuickBird satellite and ground system operations

QuickBird satellite

         We operate one satellite. Our QuickBird spacecraft recently completed an initial on-orbit calibration and commission period and is currently producing imagery.

Ground stations and satellite control

         Our QuickBird satellite is supported by two ground stations located in Fairbanks, Alaska and Tromso, Norway. We control our satellite from the mission control center at our headquarters in Longmont, Colorado.

DigitalGlobe archive and geospatial operations

         The DigitalGlobe value-added product archive is designed to provide customers access to a range of products, including precision corrected image maps, digital elevation models, and terrain-corrected image maps, as well as maps and additional geographic data. We believe that by the end of 2003, we will be able to archive most key urban and other areas of interest worldwide, and will be able to continually update this imagery. We also maintain a geospatial operations facility to produce orthoimages and digital elevation models from a variety of data sources.

Risk mitigation

Proven technology

         We have followed a low-cost design philosophy that capitalizes on the expertise of our strategic partners while incorporating proven technology used by other satellite systems.

Insurance

         We have insurance policies that covered the launch of our QuickBird satellite and that cover its operation through October 17, 2002. The launch insurance covers total failure, as well as partial failure by the satellite to achieve and maintain proper orbit or to perform in accordance with specifications through October 17, 2002. We are evaluating our alternatives for insurance covering the operation of our QuickBird satellite after October 17, 2002, but we cannot assure you that we will be able to obtain this insurance on terms acceptable to us or at all.

Research and development

         We plan to continue to invest in research and development to develop improved satellite technology, develop the DigitalGlobe archive, and maintain technological leadership in geographic imagery products and related systems. We also acquire licenses for existing technology where we determine that adapting existing technology would be less expensive than developing it internally.

         Our research and development costs were $11.9 million in 2001, $13.4 million in 2000 and $7.0 million in 1999.

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

Aerial photography

         Commercial aerial photogrammetry firms serve highly fragmented and localized markets. Customers requiring imagery from different geographic areas must coordinate with several providers, which increases the cost and time necessary to obtain imagery data. For large projects, aerial photogrammetry firms usually require substantial lead-time, resulting in a product that may be out of date by the time it is delivered. Also, these firms typically produce aerial imagery in analog form on photographic film rather than in digital form, making post-image processing more difficult and hindering development of value-added applications such as complex mosaics. Satellite imagery addresses many of the limitations of aerial photography, allowing cost effective collection of data over large areas in a short time, access to remote regions of the world and restricted airspace, and timely delivery of data in digital form. Nonetheless, for certain applications, aerial photography is highly efficient and competitively priced. Since these applications tend to require a limited geographic scope, we do not view aerial providers as direct competitors. Conversely, we intend to work with these companies and expect that many may purchase, enhance, and resell our imagery to their customers. We also expect to continue to purchase and resell aerial imagery to enrich our DigitalGlobe archive and our product mix.

New commercial high-resolution satellite systems

         Space Imaging launched the first successful commercial high-resolution satellite in September 1999. Other competitors include ImageSat, which successfully launched its high-resolution satellite in December 2000, and Orbimage, which has announced plans to launch a high-resolution satellite in 2002.

Space Imaging

         Space Imaging, a joint venture owned collectively by Lockheed Martin, Ratheon, and Mitsubishi, has successfully launched and deployed a 0.8-meter resolution satellite named IKONOS and a global archive for storage of imagery. Space Imaging has access to significant technological and capital resources through its partners and has distribution rights to both Landsat 4 and 5 within the United States, and to Indian Remote Sensing satellite data.

Orbimage

         Orbimage is a provider of global space-based imagery. Currently, it has two low-resolution satellites in operation: OrbView 1 and OrbView 2. It has also acquired limited rights to market and sell imagery from RadarSat 2, a high-resolution commercial radar imaging satellite being constructed by the Canadian government. Orbimage also developed two 1-meter resolution satellites. OrbView 4, which was launched in September 2001, failed to achieve orbit. Orbimage has recently announced that it plans to launch OrbView 3, during the third quarter of 2002.

ImageSat

         ImageSat International is a joint venture composed of government-owned Israel Aircraft Industries, Electro-Optics Industries, and Core Software Technology Inc. ImageSat has announced plans to launch and operate a constellation of 1.8-meter and .8-meter resolution commercial imaging satellites named EROS. ImageSat launched its 1.8-meter resolution satellite in December 2000 and is currently selling 1.8-meter resolution commercial imagery. Their 0.8-meter resolution satellite is scheduled for launch in 2003. Based upon the announced specification for EROS satellites, we believe that they will offer lower performance than our QuickBird satellite. However, ImageSat is associated with the Israeli government and, if subsidized, could be able to compete aggressively on price. ImageSat's first customer, the Israeli government, has announced that it has reserved the full capacity of ImageSat's first and third satellites in specific geographic areas.

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

         Space Imaging's IKONOS is designed to offer mapping capability. However, we do not believe that the IKONOS satellite will compete equally with QuickBird in terms of collection capacity. The IKONOS satellite offers only an 11-kilometer swath and 64 gigabytes of storage. In contrast, our QuickBird satellite offers a 16-kilometer swath width and 128 gigabytes of on-board storage. When we are fully operational, we believe we will be able to collect more imagery per day than Orbimage or Space Imaging. Accordingly, we should have more images to sell and should be able to populate our digital archive faster than these competitors.

Strategic Relationships

         We have teamed with the six strategic partners listed below. These partners are leaders in their respective industries, and we believe that their expertise and resources will contribute significantly to establishing DigitalGlobe as a leader in satellite imaging technology. Our partners are providing us with technology, components, and services that we believe will contribute materially to our business. Each of our partners has an equity stake in DigitalGlobe, some of which were obtained in exchange for providing DigitalGlobe with goods or services.

ITT Industries

         ITT Industries, Inc. is a leading global supplier of sophisticated military defense systems and industrial components for the transportation, construction and aerospace industries. ITT Industries has provided innovative satellite sensor systems to NASA and the National Oceanic and Atmospheric Administration ("NOAA") for more than 25 years. In addition to making an equity investment in DigitalGlobe in April 1999, ITT Industries entered into a 10-year strategic supplier agreement as integrator of sensors for future DigitalGlobe systems. ITT Industries will provide such sensors and associated services on a best value basis. We also entered into a contract with ITT Industries under which it provided the QuickBird satellite scheduling and tasking system, and a QuickBird spacecraft simulator. In addition, we have contracted with ITT Industries to assist us in developing technical specifications of the sensors for our next generation satellites.

Ball Aerospace

         Ball Aerospace & Technologies Corp. is a leading supplier of remote sensing, military, and space technology. Ball Aerospace has developed and successfully executed 37 satellite-related projects. Additionally, Ball Aerospace has developed and implemented the in-orbit solution for problems faced by the Hubble Space Telescope's optical system.

As the prime contractor for the QuickBird system, Ball Aerospace provided design, construction, and integration for the imaging payload and spacecraft bus of our QuickBird satellite.

Hitachi Software

         Hitachi Software Engineering Company, Ltd. is a leading manufacturer of high technology products and is a major Japanese supplier of GIS software and hardware. Hitachi Software has established relationships in both the military and commercial GIS markets in Asia, which, we believe, are currently the fastest growing GIS markets in the world. Hitachi Software is our master international distributor in Asia.

Telespazio/Eurimage

         Telespazio, S.p.A. is a leading owner and operator of satellite data downlink and control facilities in Europe. Telespazio maintains a large earth observation division with extensive international GIS and mapping capabilities. It is also a part owner of Eurimage, a company that manages the largest European satellite imagery sales and distribution network. Eurimage is Telespazio's licensed reseller in Europe.

MacDonald Dettwiler & Associates, Ltd.

         MacDonald Dettwiler & Associates, Ltd. is a leading supplier of ground processing systems for civilian satellite data and has provided our image data archiving and distribution capabilities.

Datron

         Datron/Transco Inc. provides products and services for emerging radio and satellite communication markets, primarily for ground uplink facilities. Datron supplied us with ground station equipment for our QuickBird satellite. All three-antenna systems to be provided by Datron have been completed and the first two ground station antenna systems have been installed in Fairbanks, Alaska and Tromso, Norway.

Customers

U.S. Government

         During 2001, 2000 and 1999, approximately 89.8%, 92.9% and 99.2%, respectively of our total annual revenues were derived from contracts with the U.S. government. Most of our U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies or the imposition of budgetary constraints could materially adversely affect our financial condition or results of operations.

         DigitalGlobe's major contracts with the U.S. government are firm fixed-price contracts under commercial terms. Under firm fixed-price contracts, work performed and products shipped are paid for at a discount from the current published prices without adjustment for actual costs incurred in connection with the contract.

         All our U.S. government contracts provide that such contracts may be terminated for convenience by the U.S. government. Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production or delivery. In the event of a termination for convenience, contractors should be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss.

         The National Aeronautics and Space Administration, or NASA, accounted for approximately $2.7 million or 23% of our revenue and the National Imagery and Mapping Agency, or NIMA, accounted for approximately $7.8 million or 66.8% of our revenue during the fiscal year ended December 31, 2001. Any termination of our relationships with NASA and NIMA would have a material adverse effect on our current operating results and financial condition. NASA and NIMA retain our services on a case-by-case basis and may choose at any time to use another firm to provide the services that we perform. Therefore, any shift in either NASA's or NIMA's decisions to continue to use our services could also result in substantially reduced revenues for us. At February 28, 2002, we had contractual commitments from NASA and NIMA totaling $11.25 million to purchase imagery over the next three years.

SOO Customers

         At February 28, 2002, we had contracts totaling $29.9 million from our foreign governmental customers to purchase our premium tasked SOO products over the next five years. The ability of our customers to meet their annual commitments under these contracts is subject to the availability of annual governmental appropriations.

Proprietary Rights

         We have developed proprietary technology relating to our data processing systems, and to our imagery product processing and distribution systems. We also have acquired the right to use technology from our strategic partners. We plan to combine components and systems incorporating our technology and our strategic partners' technology to produce one or more satellites, an image archive, and a distribution network. We have applications pending for U.S. patents relating to our next generation remote sensing system for the agricultural market and related products. We rely primarily upon copyright and trade secret laws for protection of our proprietary technology. The source code for our own proprietary software is protected as an unpublished copyrighted work and as a trade secret.

         We also generally enter into confidentiality agreements with our employees, consultants, vendors, customers, and licensees, and limit access to our proprietary designs, software, and other confidential information. We own United States trademark registrations for "DigitalGlobe," a graphic representation of the DigitalGlobe, "Your Planet Online," and "SOO." We have submitted, and will continue to submit, trademark applications for our operations.

Government Regulation

         Our business is subject to regulation in the United States and abroad.

Commercial remote sensing license

         We have received our licenses from the National Oceanic and Atmospheric Administration, or NOAA, for our QuickBird satellite operations. The licenses contain restrictions to protect the foreign and national security policies of the United States and to implement United States obligations under various international agreements. Under such licenses, we must also provide the United States government with access to, and the use of, our data at commercial market prices. The United States government may limit the commercial distribution of such data in certain circumstances.

Communications frequency license

         We have licenses issued by the Federal Communications Commission or FCC, to operate radio frequency devices aboard our satellites and at ground stations located in the United States. The FCC has allocated to us frequency spectrum for telemetry, tracking and control operations, and data downlinks, and we have obtained a license for our QuickBird satellite. Also, the FCC has granted us 10-year licenses to operate the ground stations in Fairbanks, Alaska and Longmont, Colorado. We have received from the FCC a license to launch and operate two remote-sensing satellites. The license authorizes us to transmit imagery to earth and to perform telemetry, tracking, and command of the satellites.

         In order to operate internationally and comply with international regulations, the FCC has recorded the DigitalGlobe network with the International Telecommunications Union (ITU) on our behalf. The ITU frequency coordination is necessary to maintain interference protection with other international satellite systems. DigitalGlobe's use of these frequencies is now protected.


Import authorizations and foreign government licenses

         We may be required to obtain import authorizations or licenses from foreign governments in order to market and distribute DigitalGlobe data and products, and to operate ground station facilities outside the United States. NOAA must also be notified of any significant agreements with foreign governments or companies who provide for the tasking of satellites or sensors, for real-time direct access to unenhanced data, or for high volume data purchase agreements.


Employees

         As of December 31, 2001, we employed 208 full-time employees. Of these employees, 45 were in data systems, 79 were in ground, product, and space operations, 42 were in marketing, sales, and customer service, and 42 were in executive, finance, and administration.

None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 2.  Properties.

         Our principal executive offices consist of approximately 77,988 square feet of leased space located in Longmont, Colorado. The term of this lease runs through April 2005. Our monthly payments under this lease are approximately $92,720. We lease a 5000 square foot warehouse for $3,373 per month. The term of the lease expires on May 31, 2003. We also lease approximately ten acres for our ground station located in Fairbanks, Alaska and 400 square feet of space for our ground station located in Tromso, Norway. The term of the Alaska lease expires on July 10, 2005 and the term of the Norway lease expires six months following the cessation of QuickBird operations. Our payments under these leases are approximately $4,000 semi-annually for the Alaska lease, and approximately $15,000 (based on current exchange rates) annually for the Norway lease.

Item 3.  Legal Proceedings.

         We are not currently a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On November 14, 2001, we held an annual stockholders' meeting for the election of Directors. The names of the directors and the results of the vote for such directors are described below:

Director                            For                       Withheld
--------                            ---                       ---------
Paul M. Albert Jr.                  72,778,599                20,069,004
Henry J. Driesse                    72,737,106                20,110,497
Donald E. Foley                     72,737,106                20,110,497
Anne Karalekas                      72,736,432                20,111,171
Takatoshi Kodaira                   72,785,035                20,062,569
Michael J. Petrick                  72,784,255                20,063,348
Herbert F. Satterlee III            72,778,599                20,069,004
Walter S. Scott                     72,769,017                20,078,586
Donald W. Vanlandingham             72,778,599                20,069,004

         Based on these voting results, each of the foregoing persons was re-elected as a director.

         On November 15, 2001, we solicited the written consent of our stockholders in lieu of a special meeting to approve an amendment of the Certificate of Incorporation to extend by one year the period of time during which our board can pay dividends to the holders of the Series A, B, and C preferred stock in additional shares of A, B or C preferred stock, as the case may be. The amendment also extends by one year the period of time at which our board must begin to pay dividends to the holders of the Series A, B, or C preferred stock in cash, if declared. There were 85,333,303 votes in favor of the amendment and 7,525,281 votes that were withheld. There were 17,514,925 Series A votes, 36,377,152 Series B votes, 31,347,438 Series C votes and 93,789 common votes in favor of the amendment.

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

      Market information. There currently is no established public trading market for our common stock or preferred stock.

      Holders. As of December 31, 2001, our common stock and preferred stock were issued and outstanding as follows:
                                                         Approximate
                          Shares         Shares          Number of Record
  Stock Issued            Authorized     Outstanding     Holders

Preferred Stock /(1)/     74,000,000      56,781,696       112
Common Stock             150,000,000         562,088        73

/(1)/As of December 31, 2001, the preferred stock consists of (i) 12 million authorized shares of 7% cumulative convertible redeemable preferred stock due 2009, Series A, par value $0.001 per share, of which 8,629,830 shares are issued; (ii) 12 million authorized shares of 7% cumulative convertible redeemable preferred stock due 2009, Series B, par value $0.001 per share, of which 8,629,830 shares are issued; and (iii) 50 million authorized shares of 8.5% cumulative convertible redeemable preferred stock due 2009, Series C, of which 39,522,036 shares are issued.

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

Series A and Series B preferred stock.

         The holders of our Series A preferred stock and Series B preferred stock are entitled to receive cumulative dividends, whether or not declared by our board of directors, at an annual rate of 7% of the liquidation preference amount until no later than June 15, 2003. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31, and commenced on June 30, 1999. Such dividends may be paid, subject to certain limitations, at our option, either in cash or in additional shares of Series A preferred stock or Series B preferred stock, as applicable. After June 15, 2003, dividends will accrue at an annual rate of 7% of the liquidation preference amount and will be payable when, as, and if declared by the board of directors, in cash only. If any dividend is not paid in full in cash on a quarterly payment date after June 15, 2003, the liquidation preference of the Series A preferred stock and Series B preferred stock will be increased by an amount equal to the product of (a) the amount per share not paid divided by the total amount payable per share and (b) one quarter of the dividend rate multiplied by the effective liquidation preference. Under our amended and restated certificate of incorporation, we are prohibited from paying dividends on any shares of stock having rights junior to the Series A and Series B preferred stock until all accumulated dividends have been paid on the Series A and Series B preferred stock.

Series C preferred stock.

         Until June 15, 2003, the holders of our Series C preferred stock are entitled to cumulative dividends, whether or not declared by the board of directors, at an annual rate of 8.5%. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31, and commenced on June 30, 1999. Such dividends may be paid, subject to certain limitations, at our option, either in cash or in additional shares of Series C preferred stock. After June 15, 2003, dividends will accrue at an annual rate of 8.5% of the liquidation preference amount and will be payable when, as, and if declared by the board of directors, in cash only. If any dividend is not paid in full in cash on a quarterly payment date after June 15, 2003, the liquidation preference of the Series C preferred stock will be increased by an amount equal to the product of (a) the amount per share not paid divided by the total amount payable per share and (b) one quarter of the dividend rate multiplied by the effective liquidation preference. Under our amended and restated certificate of incorporation, we are prohibited from paying dividends on any shares of stock having rights junior to the Series C preferred stock until all accumulated dividends have been paid on the Series C preferred stock.

Recent Sales of Unregistered Securities.

         The following is a summary of our transactions since January 1, 2001, involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

         During fiscal year 2001, we granted options to purchase 775,740 shares of common stock under our 1999 Equity Incentive Plan at an exercise price of $0.25 per share. There were 366,670 shares of common stock and 9,201 shares of Series C preferred stock issued upon exercise of options at exercise prices ranging from $0.25 per share to $3.81 per share. There were 3,544,193 options outstanding under the Company's four stock option plans. All options were granted under Rule 701 promulgated under the Securities Act or, for those employees who are our officers or directors or that are accredited investors,
Section 4(2) of the Securities Act.

         In June 2001, we issued 10,843,297 shares of Series C preferred stock to holders of 13% Senior Discount Notes due 2007 in partial consideration for those holders refraining from tendering their notes in our previous tender offer. Each of the purchasers in this transaction was an accredited investor. Accordingly, we relied on the exemptions from registration provided by Regulation D promulgated under the Securities Act or Section 4(2) of the Securities Act to effect this transaction. Morgan Stanley served as our financial advisor in connection with these and related transactions and received $1 million in connection with its advisory role.

         In June 2001, we issued 903,608 shares of Series C preferred stock to Ball Aerospace, an accredited investor, in connection with its provision of vendor financing. We relied on exemptions from registration provided by Regulation D promulgated under the Securities Act or Section 4(2) of the Securities Act to effect this transaction.

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

Item 6.  Selected Financial Data.

         The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2000 and 2001, and consolidated statement of operations data for each of the three years ended December 31, 2001 and for the period from January 1, 1995 (Inception) to December 31, 2001, have been derived from our audited consolidated financial statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997 and 1998, and the consolidated balance sheet data as of December 31, 1997, 1998, and 1999, are derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K. Historical results may not be indicative of results for any future period.

                                                                                                       Period From
                                                                                                    January 1, 1995
                                                             Year Ended December 31,                 (Inception) to
                                            ---------------------------------------------------------  December 31,
                                               1997        1998       1999        2000        2001        2001
                                            ----------  ---------  -----------  ---------  ----------  -----------
                                                                       (in thousands)
Consolidated Statement of Operations Data:
Revenue                                     $     437   $  1,809   $    5,913   $  3,336   $  12,009   $  28,397
                                            ----------  ---------  -----------  ---------  ----------  ----------
Cost of goods sold                                382      1,905        5,120      2,099       9,392      22,533
Selling, general, and administrative            8,588      4,975       12,763     15,333      15,116      65,196
Research and development                       19,121      9,113        6,956     13,442      11,910      83,846
Gain (loss) from impairment of fixed assets,
   net of insurance recoveries                (25,519)      (599)           -    107,608           -      81,490
Gain from arbitration settlement                    -      1,515            -          -           -       1,515
Gain (loss) from operations                   (53,173)   (13,268)     (18,926)    80,070     (24,409)    (60,173)
Interest expense                                  (86)    (1,340)      (5,482)    (4,492)     (4,726)    (16,215)
Interest income                                 2,528      1,688        4,089      4,104       2,883      18,233
Income tax provision                                -          -            -     (3,000)          -      (3,000)
Extraordinary loss on early extinguishment of
   debt, net of deferred tax benefit                -          -            -          -     (23,038)    (23,038)
                                            ----------  ---------  -----------  ---------  ----------  -----------
Net income (loss)                           $ (50,731)  $(12,920)  $  (20,319)  $ 76,682   $ (49,290)  $ (84,193)
                                            ==========  =========  ===========  =========  ==========  ===========
Other Consolidated Financial Data:
Capital expenditures                        $  54,271   $ 26,037   $   75,238   $ 82,640   $  72,999   $ 354,415
Cash provided (used) by operating activities  (14,192)   (10,864)      (6,420)   (18,891)    (79,268)   (152,156)
Cash provided (used) by investing activities  (68,290)    11,471      (97,070)   (57,534)    198,296     (56,356)
Cash provided (used) by financing activities   53,668     (1,972)     180,639        (43)   (116,445)    216,820
Ratio of earnings to fixed charges                  -          -            -      2.89x           -           -
Deficiency of earnings to fixed charges       (56,401)   (18,976)     (31,659)         -     (61,698)   (147,141)

Consolidated Balance Sheet Data (end of period):
Cash and cash equivalents                   $   6,410   $  5,045   $   82,193   $  5,726   $   8,309
Total assets                                  104,299     85,328      271,469    379,378     210,632
Total debt                                     51,511     49,804      167,148    195,485      66,844
Mandatorily redeemable preferred stock              -          -      129,978    141,246     158,267
Stockholders' equity (deficit)                 39,737     26,831      (40,114)    26,387     (30,198)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We commenced development operations on March 31, 1995 with the contribution of the net assets of WorldView Imaging Corporation and certain assets of Ball Corporation. We plan to create and market a variety of information products derived from satellite imagery of the earth's surface. We successfully launched and deployed our QuickBird satellite on October 18, 2001. We completed our initial on-orbit calibration and commission period and commenced commercial operations on February 1, 2002.

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

        On July 12, 1999, we completed a private offering of 199,000 units, consisting of 13% notes and shares of preferred stock. Each unit consisted of a 13% note, which had an accreted value of $684.61 and a principal value at maturity in 2007 of $1,000, and 49.095 shares of our 8.5% Series C convertible preferred stock. The offering resulted in aggregate gross proceeds of approximately $136 million. In August 2000, we exchanged all of the original 13% notes for registered 13% notes. We did not receive any proceeds from this exchange offer.

        On February 28, 2001, as required by the indentures governing the notes and our 12 1/2% notes, we offered to purchase all of our outstanding notes at their accreted values per their respective indentures on the date of purchase, using the insurance proceeds relating to the loss of our first QuickBird satellite in November 2000. The offer expired on April 2, 2001 and we repurchased $127.4 million in principal amount at maturity of the notes and all outstanding 12 1/2% notes on April 3, 2001, resulting in an extraordinary loss on early extinguishment of debt of approximately $23.0 million. The combined repurchase price totaled $172.9 million.

        In connection with the purchase offer, we entered into the Recapitalization Agreement with certain holders of the notes. Pursuant to the Recapitalization Agreement, these noteholders agreed to refrain from tendering their notes in the offer, thus allowing us to have the use of the funds that would otherwise be used to repurchase their notes. Pursuant to the Recapitalization Agreement, we also:

     . granted registration rights to certain holders of notes and Series C preferred stock;

     . obtained the consent of the holders of notes and amended the indenture governing the notes in certain respects;

     .   obtained $9 million of vendor financing from Ball Aerospace;

     .   amended our certificate of incorporation in certain respects;

     . issued 10,843,297 additional shares of our Series C preferred stock to the holders of the notes that signed the Recapitalization Agreement and their assignees;

     .   purchased launch and in-orbit insurance for our QuickBird satellite;

     . pledged the QuickBird satellite insurance in favor of the Bank of New York, as collateral agent for (a) the holders of notes and for Ball Aerospace and (b) the holders of our Series A preferred stock and Series B preferred stock.

                    We have realized significant operating losses and negative earnings before interest, taxes, depreciation, and amortization, or EBITDA. We expect our operating expenses to increase as we develop our QuickBird satellite and imaging network, product and service lines, and customer base. We expect that our revenue and operating results will vary significantly from period to period.

         Given our growth strategy, we expect to realize significant operating losses at least through the third quarter of 2002 due to anticipated substantial operating expenses, including costs of operating and maintaining our QuickBird satellite and related ground stations, costs of processing and delivering imagery products, additional research and development expenses, and expenditures for sales and marketing, as well as increased general and administrative expenses. Our ability to generate operating income and cash flow is primarily dependent upon the development of related ground systems, our ability to develop a customer base and distribution channels for our imagery products and services, and demand for our products and services. Demand and market acceptance for new products and services is subject to a high level of uncertainty. We cannot assure you that our products will achieve significant market acceptance in existing imagery markets or that new markets anticipated by DigitalGlobe will develop in the expected time periods, if at all.

         Initially, we expect to provide imagery primarily to foreign governments, U.S. government agencies, and large commercial users. We will also target local and municipal governments that currently use aerial and low-resolution satellite imagery for mapping, environmental monitoring, and land use and infrastructure planning. We expect that revenue from government customers will account for a majority of our revenues for the first few years after we begin selling products based on our QuickBird satellite imagery. However, we believe that over the next several years, commercial sales will account for an increasing portion of our revenue as our industry demonstrates the utility of satellite imagery-based products.

         We began generating revenue from our satellite imagery in February 2002. In the first year of operations, we expect most of our revenues to come from government customers who enter into long-term contracts with us. Many customers have waited until our QuickBird satellite was operational to enter into contracts with us.

         We expect that a number of our customers will eventually want to have their own ground stations to receive imagery. However, we expect that many of these customers will wait until full satellite operations are assured before investing in new and upgraded ground stations. Although construction time varies, it usually ranges from six months for an upgrade, to two years for a new facility. Until these customers upgrade or construct their own ground stations, they will need to receive delivery of our imagery through our ground stations and distribution systems. Critical Accounting Policies

Revenue

         Revenue is recognized when the product has been delivered to our customers. We have generated our revenues primarily from the processing and sale of geographic imagery purchased from third party suppliers. Now that our satellite and production facilities are operational, we expect that our principal source of revenue will be from the licensing of our own satellite imagery and imagery enhancement for end users, value-added resellers, and distributors.

         Seconds on Orbit contracts are designed to establish a fixed dollar amount for priority tasking on the satellite, which is billed on a quarterly basis, whether or not the rental time or resulting images are used. We believe that our first-come, first-served approach to contracting Seconds on Orbit on our QuickBird satellite will appeal to customers who want high priority tasking. We have designed our Seconds on Orbit contracts to establish long-term relationships with customers and to encourage them to make significant investments in their ground systems and make significant upfront cash payments. Our Seconds on Orbit sales represent a majority of our customer commitments for the sale of QuickBird data imagery to date, and we expect that Seconds on Orbit will represent our largest source of revenue over the next several years.

         We believe that our planned value-added imagery products represent the greatest potential for long-term growth. Such products include licensing of archived DigitalGlobe and third party imagery, and image processing and enhancement services, and market specific information products. Since familiarity with high-resolution satellite imagery is limited, we expect the markets for these products to develop more slowly than for our Seconds on Orbit and customer requested image products. However, in the longer term, we believe these products have the potential for significant revenue and margins.


Cost of Goods Sold

         We do not believe that our historical costs are indicative of our anticipated costs. Cost of goods sold for 2001 and prior periods includes third party geographic imagery sold under contract. Now that our satellite and production facilities are operational, cost of goods sold will also include expenses incurred to operate the data and value-added production facilities, ground stations, and satellite operations, as well as depreciation for these facilities. In addition, cost of goods sold will include depreciation of the satellite and ground systems on a straight-line basis over seven years.

         We do not expect our operating cost of goods sold, including labor in production, satellite operations, and ground operations, to vary significantly with revenues. We expect the costs associated with the purchase and resale of third party data to increase as sales of these products increase.


Selling, General, and Administrative Expenses

         Selling, general, and administrative expenses include the salaries, benefits, and sales commissions of our distribution, marketing, and customer service personnel, as well as expenses associated with marketing, advertising, and sales programs to support distributor and end user sales. We expect these expenses to increase significantly in the future due to sales staff additions and increased marketing efforts.

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

         Selling, general, and administrative expenses also include the salaries and benefits of the executive staff, accounting, and other corporate expenses. We expect these expenses to increase in the future as we begin our planned commercial operations. As these expenses are primarily fixed, we believe they will decrease as a percentage of revenue over time.


Research and Development

         Research and development costs are principally expensed as incurred and reflect the cost of the design of satellites, data processing, value-added production facilities, and ground station systems. We record as research and development expense all engineering costs associated with the preliminary design of our satellites where we maintain the risk associated with design failure. Once the design of the satellite is stable and not subject to significant additional modifications, we capitalize additional costs as investments in satellite equipment. Also included are the costs of research and development for ongoing operational improvements and new product and application development. It is our intention to continue to fund the development of new products, processes, and image applications in addition to developing next generation satellite systems.

Satellite Failure

         Due to the loss of our first QuickBird satellite on November 20, 2000, we wrote off approximately $157 million of satellite costs in fiscal 2000. The impact was a decrease in balance sheet values, specifically, construction in progress (satellite) assets in the year-end consolidated financial statements for 2000. We also recognized in fiscal 2000 a receivable in the amount of $265 million for insurance proceeds due to the loss of our first QuickBird satellite, resulting in a net gain on the loss of our satellite of approximately $108 million.

Income Taxes

         In connection with our start up expenditures and costs related to the development of the EarlyBird and QuickBird satellites, we have generated significant net operating losses. Our ability to use these net operating losses to offset net income that we may earn in the future may be limited, as we may have experienced an ownership change as defined in the Internal Revenue Code as a result of subsequent stock issuances.


Capital Expenditures

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

         Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (three to seven years). Leasehold improvements and assets acquired pursuant to capital-lease obligations are amortized on a straight-line basis over the shorter of their useful lives or lease terms; such amortization is included in depreciation expense. Repairs and maintenance are expensed as incurred.

         We have incurred significant capital expenditures to construct and launch the second QuickBird satellite, and upgrade both our ground stations and other operating systems. Our QuickBird satellite has now begun initial operations and has an expected useful life of seven years.

         We have begun to develop plans for the satellites that will augment our QuickBird satellite capabilities. The first replacement satellite is tentatively planned for launch by 2005. We expect to incur significant research and development costs and capital expenditures to develop these next generation satellites. We believe these satellites will provide significant additional capacity and significantly increase our revenue opportunities compared to the QuickBird system.

Results of Operations

Year ended December 31, 2000 compared with year ended December 31, 2001

         Revenue. Our revenue has been generated primarily from the processing and sale of geographic imagery purchased from third-party suppliers. These sources of revenue increased from $3.3 million for the year ended December 31, 2000 to $12.0 million for the year ended December 31, 2001, due to increased quantities of images sold. Revenue from the resale of third-party data was $2.7 million for 2000 and $11.8 million for 2001. Revenue from service contracts was approximately $600,000 for 2000 and $250,000 for 2001.

         Cost of Goods Sold. Our cost of goods sold includes third party geographic imagery sold under contract. As a result of our increased revenue, our cost of goods sold consequently increased from $2.1 million for the year ended December 31, 2000 to $9.4 million for the year ended December 31, 2001. Costs for both periods were primarily the direct costs associated with obtaining third-party geographic imagery for resale.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $15.3 million for the year ended December 31, 2000 and $15.1 million for the year ended December 31, 2001. We expect these costs to increase in the future as we increase staff levels and implement new procedures as we begin full-scale operations and market entry of our products and services.

         Research and Development. Our research and development costs were $13.4 million for the year ended December 31, 2000 and $11.9 million for the year ended December 31, 2001. These expenses decreased due to staff reductions and reduced operating activities following the loss of our first QuickBird satellite.

         Loss (Gain) from Impairment of Fixed Assets, net of insurance recoveries. No gains or losses from impairment of fixed assets were recognized in 2001, but due to the loss of our first QuickBird satellite on November 20, 2000, we wrote off approximately $157 million of QuickBird costs in 2000. The impact was a decrease in balance sheet values, specifically, construction in progress (satellite) assets in the year-end consolidated financial statements for 2000. We also recognized in the year 2000, a receivable in the amount of $265 million for insurance proceeds due to the loss of the first QuickBird satellite, resulting in a net gain on the loss of our satellite of approximately $108 million.

         Interest Expense. Interest expense was $4.5 million for the year ended December 31, 2000 and $4.7 million for the year ended December 31, 2001. These amounts are net of interest capitalized as part of the cost of building the QuickBird satellites. Interest expense is expected to increase in 2002 due to the cessation of interest capitalization.

         Interest Income. Interest income decreased from $4.1 million for the year ended December 31, 2000 to $2.9 million for the year ended December 31, 2001. Higher average investment balances outstanding during 2001 were offset by lower rates of return.

         Provision for Income Taxes. Due to losses incurred each year since inception, there was no provision for income taxes recorded until 2000. We recorded a provision for income taxes in 2000 for alternative minimum taxes. We had net operating loss carryforwards for federal income tax purposes of $134.5 million and $171.5 million as of December 31, 2000 and 2001, respectively; however, such deferred tax benefits and the fiscal 2000 alternative minimum tax credit were not recorded as assets because we have no history of profitability. In addition, utilization of net operating loss carryforwards may be subject to limitation, depending on changes in our ownership.

         Net Income ( Loss). We had net income of $76.7 million for the year ended December 31, 2000 and a net loss of $49.3 million for the year ended December 31, 2001. The results for fiscal 2000 were favorably impacted by the gain recognized on the satellite insurance recovery. The results for fiscal 2001 were unfavorably impacted by the extraordinary loss on early extinguishment of debt incurred in April 2001, as discussed in Note 1 to our consolidated financial statements.


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

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $12.8 million in 1999 and $15.3 million in 2000. General and administrative expenses remained relatively consistent at $9.9 million for 1999 and $9.6 million for 2000. Selling and marketing expenses increased from $2.9 million in 1999 to $5.7 million in 2000 as a result of increases in sales staff and increased marketing efforts in preparation for market entry of the Company's products and services, originally anticipated for year end 2000.

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

         Provision for Income Taxes. Due to losses incurred each year since inception, there was no provision for income taxes recorded until 2000. We recorded a provision for income taxes in 2000 for alternative minimum taxes. We had net operating loss carryforwards of $89.0 million as of December 31, 1999 and $134.5 million as of December 31, 2000; however, such deferred tax benefits and the fiscal 2000 alternative minimum tax credit were not recorded as assets because we have no history of profitability. In addition, utilization of net operating loss carryforwards may be subject to limitation, depending on changes in our ownership.

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

         Net Income (Loss). We had net losses of $12.9 million in 1998 and $20.3 million in 1999.


Liquidity and Capital Resources

         Net cash used by operating activities increased from $18.9 million for the year ended December 31, 2000 to $79.3 million for the year ended December 31, 2001. This increase was primarily the result of the payment of accrued interest and the extraordinary loss incurred in conjunction with the redemption of notes in 2001. The accrued liabilities at December 31, 2001 include the remaining premiums of $5.7 million due in April 2002 for the launch and on-orbit insurance related to our second QuickBird satellite.

         Net cash used by investing activities of $57.5 million for the year ended December 31, 2000 increased to net cash provided by investing activities of $198.3 million for the year ended December 31, 2001. This increase was primarily the result of the receipt of insurance proceeds from the loss of our first QuickBird satellite.

         Net cash used by financing activities increased from $42,815 for the year ended December 31, 2000 to $116.4 million for the year ended December 31, 2001. This increase was primarily the result of the redemption of notes in 2001.

         In February 2001, we secured a commitment for a $20.75 million borrowing facility with Boeing Capital Services Corporation. If drawn, the facility would accrue interest at LIBOR plus 4% to 6%, depending upon the duration of the borrowing. The commitment is subject to the negotiation and execution of a credit agreement and DigitalGlobe having $125 million of contractually committed orders or some form of facility guarantee in place. As we have not yet met these requirements, these funds are not currently available. The facility is available through September 30, 2002, will have a two and a half year term and has an annual commitment fee of 50 basis points payable quarterly in arrears. At December 31, 2001, we had incurred deferred financing costs of approximately $500,000 related to this facility.

         The Company's contractual obligations at December 31, 2001, including future interest payment requirements on debt obligations, were as follows:


                                                                                                  2006 and
                                     2002            2003            2004           2005         Thereafter
                                  ----------      ----------      ----------      ---------      ----------
Long-term debt                     $  7,067        $ 12,648        $  9,315        $ 9,315        $ 85,622
Accounts payable and
   accrued liabilities*               15,719               -               -              -               -
Operating leases                      1,008             970             913            350               -
Unconditional purchase
   obligations                        4,545              45               -              -               -
Other                                 2,000               -               -              -               -
                                  ----------      ----------      ----------      ---------      ----------
Total contractual obligations      $ 30,339        $ 13,663        $ 10,228        $ 9,665        $ 85,622
                                  ==========      ==========      ==========      =========      ==========

* This amount includes our final insurance premium of $5.7 million due in April 2002. If we do not make the premium payment, we will be in default of the indenture governing our outstanding notes.


         On January 25, 2002, the Company acquired exclusive rights for the distribution of satellite products and services to the United States agriculture and defense markets from SPOT Image Corporation, a subsidiary of SPOT Image S.A., in exchange for approximately $50.0 million of cash and certain data purchase commitments. The data purchase commitments vary by period during the six and one-half year term of the agreement. If we do not meet 80% of our data purchase obligations after any contract year of the agreement, we may terminate the agreement. However, upon termination we remain obligated for 45% of the next year's minimum data purchase commitment. Minimum payments under the agreement are currently approximately $7.0 million and $3.8 million in 2002 and 2003, respectively.

         We do not expect to generate positive cash flow from operations until at least the third quarter of 2002. Accordingly, our existing capital resources will not be sufficient to meet our anticipated cash needs in fiscal 2002, including the payment of an insurance premium due in April 2002 as set forth in the above contractual obligation table. We believe that we currently have an agreement in principle with our existing investors to loan to us funds sufficient to meet our anticipated cash needs in fiscal 2002 and beyond. Failure to consummate the agreement in principle or obtain additional financing capital when needed would significantly diminish or eliminate our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         We invest our cash and cash equivalents and restricted investments in short-term, U.S. dollar interest-bearing, investment grade securities with maturities less than 90 days. As of December 31, 2001, the interest rates on these investments have not fluctuated more than one percentage point since they were purchased. We do not currently hold any derivative instruments and do not engage in hedging activities. Also, we are not obligated for any variable interest rate debt or lines of credit, and currently do not generally enter into transactions denominated in a foreign currency. Therefore, our exposure to interest rate and foreign exchange fluctuations is minimal.


Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Report of Independent Accountants                                            33
Consolidated Balance Sheet                                                   34
Consolidated Statement of Operations                                         35
Consolidated Statement of Cash Flows                                         36
Consolidated Statement of Stockholders' Equity (Deficit)                     37
Notes to Consolidated Financial Statements                                   38

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Report of Independent Accountants
-------------------------------------------------------------------------------


To the Board of Directors and Stockholders of EarthWatch Incorporated, dba
DigitalGlobe:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of EarthWatch Incorporated (a development stage company) and its subsidiaries ("DigitalGlobe") at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 and for the period from January 1, 1995 (Inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recently begun its planned principal operations and without significant cash flows being generated from operations it does not currently have sufficient resources with which to sustain operations on an on-going basis. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Denver, Colorado
March 1, 2002

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Consolidated Balance Sheet
===============================================================================

                                                                                                        December 31,
                                                                                                ---------------------------------
                                                                                                      2000              2001
                                                                                                ---------------  ----------------
                                               ASSETS
Current Assets:
    Cash and cash equivalents                                                                   $    5,725,779    $    8,308,566
    Accounts receivable, net of allowance for doubtful accounts of zero                                251,408         2,002,941
    Insurance proceeds receivable - restricted                                                     265,000,000                 -
    Investment securities - restricted                                                               6,295,382                 -
    Other current assets                                                                               398,101         1,471,752
                                                                                                ---------------  ----------------
        Total current assets                                                                       277,670,670        11,783,259
                                                                                                ---------------  ----------------
Property, plant, and equipment:
    Construction in progress                                                                        89,716,474       182,349,821
    Computer equipment and software                                                                 15,365,444         8,247,329
    Machinery and equipment                                                                          5,770,640         4,016,110
    Furniture and fixtures                                                                           1,281,911         1,400,535
                                                                                                ---------------  ----------------
        Total property, plant, and equipment                                                       112,134,469       196,013,795
    Accumulated depreciation and amortization                                                      (15,419,714)       (8,262,828)
                                                                                                ---------------  ----------------
        Net property, plant, and equipment                                                          96,714,755       187,750,967
                                                                                                ---------------  ----------------

Debt issuance costs, net                                                                             4,682,127        11,008,165
Other assets                                                                                           310,664            89,971
                                                                                                ---------------  ----------------
        TOTAL ASSETS                                                                            $  379,378,216    $  210,632,362
                                                                                                ===============  ================

LIABILITIES, MANDATORY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities:
    Accounts payable                                                                            $   11,289,385    $    3,132,960
    Accounts payable to related parties                                                                982,232           128,253
    Accrued liabilities                                                                              3,988,060        11,757,356
    Accrued liabilities to related party                                                                     -           700,000
    Current portion of long-term debt                                                              195,484,650         5,971,025
                                                                                                ---------------  ----------------
        Total current liabilities                                                                  211,744,327        21,689,594
Long-term debt, net                                                                                          -        60,872,872
                                                                                                ---------------  ----------------
        Total liabilities                                                                          211,744,327        82,562,466
                                                                                                ---------------  ----------------

Commitments (Note 10)
Mandatorily redeemable preferred stock due 2009
    7% Cumulative convertible - Series A; $.001 par value; 10,000,000  and 12,000,000 shares authorized and 8,051,273, and 8,629,830 shares issued and outstanding as of December
       31, 2000 and 2001, Respectively; aggregate liquidation preference of $30,204,405 as of
       December 31, 2001                                                                            27,473,699        29,584,007
    7% Cumulative convertible - Series B; $.001 par value; 10,000,000 and 12,000,000 shares authorized  and 8,051,273, and 8,629,830 shares issued and outstanding as of December
       31, 2000 and 2001, respectively; aggregate liquidation preference of $30,204,405 as
       of December 31, 2001                                                                         27,473,699        29,584,007
    8.5% Cumulative convertible - Series C; $.001 par value; 25,000,000 and 50,000,000 shares authorized and 25,000,000, and 39,522,036 shares issued and outstanding as of December
       31, 2000 and 2001, respectively; aggregate liquidation preference of $138,327,126 as
       of December 31, 2001                                                                         86,298,993        99,099,453
                                                                                                ---------------  ----------------
        Total mandatorily redeemable preferred stock                                               141,246,391       158,267,467
                                                                                                ---------------  ----------------

Stockholders' equity (deficit)
    Common stock; $.001 par value; 100,000,000 and 150,000,000 shares authorized and 195,420
      and 562,088 shares issued and outstanding at December 31, 2000 and 2001, respectively                195               562
    Additional paid-in capital                                                                      61,824,829        54,327,601
    Deferred stock compensation                                                                       (534,600)         (332,636)
    Deficit accumulated during the development stage                                               (34,902,926)      (84,193,098)
                                                                                                ---------------  ----------------
        Total stockholders' equity (deficit)                                                        26,387,498       (30,197,571)
                                                                                                ---------------  ----------------
        TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND
            STOCKHOLDERS' EQUITY (DEFICIT)                                                      $  379,378,216    $  210,632,362
                                                                                                ===============  ================

The accompanying notes are in integral part of these consolidated financial statements.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Consolidated Statement of Operations
===============================================================================

                                                                                                       Period from
                                                                                                     January 1, 1995
                                                              Year Ended December 31,                 (Inception) to
                                                 --------------------------------------------------     December 31,
                                                       1999              2000             2001              2001
                                                 ----------------- ---------------- ---------------- -----------------

Revenue                                           $    5,913,310    $   3,336,052   $   12,009,472    $    28,396,963

Cost of goods sold                                     5,120,575        2,098,513        9,392,616         22,532,855
                                                 ----------------- ---------------- ---------------- -----------------
    Gross profit (loss)                                  792,735        1,237,539        2,616,856          5,864,108
                                                 ----------------- ---------------- ---------------- -----------------

Expenses:
  Selling, general, and administrative                12,762,636       15,332,973       15,115,732         65,196,247
  Research and development                             6,956,244       13,442,214       11,910,026         83,845,808
  Loss (gain) from impairment of fixed assets,
    net of insurance recoveries                                -     (107,607,601)               -        (81,489,890)
  Gain from arbitration settlement                             -                -                -         (1,514,776)
                                                 ----------------- ---------------- ---------------- -----------------
    Total expenses                                    19,718,880      (78,832,414)      27,025,758         66,037,389
                                                 ----------------- ---------------- ---------------- -----------------

Gain(loss)from operations                            (18,926,145)      80,069,953      (24,408,902)       (60,173,281)
Interest expense                                      (5,481,820)      (4,492,399)      (4,726,377)       (16,215,287)
Interest income                                        4,089,199        4,104,378        2,883,472         18,233,835
                                                 ----------------- ---------------- ---------------- -----------------
    Income (loss) before provision
      for income taxes                               (20,318,766)      79,681,932      (26,251,807)       (58,154,733)

Provision for income taxes                                     -       (3,000,000)              -          (3,000,000)
                                                 ----------------- ---------------- ---------------- -----------------
    Loss before extraordinary loss on early
      extinguishment of debt                         (20,318,766)      76,681,932      (26,251,807)       (61,154,733)

Extraordinary loss on early extinguishment of debt             -                -      (23,038,365)       (23,038,365)
                                                 ----------------- ---------------- ---------------- -----------------
    Net income (loss)                                (20,318,766)      76,681,932      (49,290,172)       (84,193,098)

Mandatorily redeemable preferred stock
  dividends and accretion                             (6,690,537)     (11,268,058)      (7,623,552)       (25,582,147)
                                                 ----------------- ---------------- ---------------- ------------------
    Net income (loss) attributable to
      common stockholders                         $  (27,009,303)   $  65,413,874   $  (56,913,724)   $  (109,775,245)
                                                 ================= ================ ================ ==================

  The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Consolidated Statement of Cash Flows
===============================================================================

                                                                                                                    Period from
                                                                                                                  January 1, 1995
                                                                                                                   (Inception) to
                                                                             Year Ended December 31,                 December 31,
                                                                  -----------------------------------------------
                                                                        1999            2000            2001             2001
                                                                  ---------------- -------------- ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $ (20,318,766)  $ 76,681,932   $ (49,290,172)   $ (84,193,098)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
  Depreciation expense                                                 3,885,611      3,775,680       3,370,616       20,372,361
  Non-cash interest expense                                            4,752,339      4,428,974       4,725,976       14,823,356
  Non-cash extraordinary loss on early extinguishment of  debt                 -              -       3,148,098        3,148,098
  Non-cash (gain) loss from disposals and impairments of property
    plant, and equipment, net of insurance recoveries                      3,346   (107,607,601)              -      (79,886,959)
  Non-cash stock compensation                                                  -        921,400         201,964        1,123,364
  Changes in assets and liabilities:
    Accounts receivable, net                                             (47,995)       516,621      (1,751,533)      (1,003,816)
    Other assets                                                        (458,088)       588,541        (852,958)      (1,339,349)
    Accounts payable                                                   8,001,287     (1,018,055)     (8,156,425)       2,620,351
    Accounts payable to related parties                                 (763,291)       336,768        (853,979)         128,253
    Accrued interest payable to related parties                                -              -     (38,279,332)     (38,279,332)
    Accrued liabilities                                               (1,474,643)     2,484,652       7,769,296        9,630,566
    Accrued liabilities to related party                                       -              -         700,000          700,000
                                                                  ---------------- -------------- ---------------  ---------------

      Net cash provided (used) by operating activities                (6,420,200)   (18,891,088)    (79,268,449)    (152,156,205)
                                                                  ---------------- -------------- ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities                                   (27,686,994)              -   (236,760,935)    (281,909,267)
Proceeds from maturities of investment securities                      5,853,910      25,105,946    243,056,317      281,751,173
Proceeds from sales of property, plant, and equipment                      1,213               -              -        4,216,978
Insurance proceeds from loss of satellites                                     -               -    265,000,000      294,000,000
Construction in progress additions                                   (72,681,412)    (78,888,733)   (71,225,666)    (337,079,620)
Other property, plant, and equipment additions                        (2,557,024)     (3,750,845)    (1,773,479)     (17,334,947)
                                                                  ---------------- -------------- ---------------  ---------------

      Net cash provided (used) by investing activities               (97,070,307)    (57,533,632)   198,296,237      (56,355,683)
                                                                  ---------------- -------------- ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments related to) issuance of long-term notes, net  97,450,086               -     (1,830,418)     143,887,956
Proceeds from issuance of preferred and common stock, net             83,512,114          49,929        126,701      191,299,035
Cash acquired in merger                                                        -               -              -          916,457
Principal payments on debt                                              (322,984)        (92,744)  (114,741,284)    (119,282,994)
                                                                  ---------------- -------------- ---------------  ---------------

      Net cash provided (used) by financing activities               180,639,216         (42,815)  (116,445,001)     216,820,454
                                                                  ---------------- -------------- ---------------  ---------------

      Net increase (decrease) in cash and cash equivalents            77,148,709     (76,467,535)     2,582,787        8,308,566
Cash and cash equivalents, beginning of period                         5,044,605      82,193,314      5,725,779                -
                                                                  ---------------- -------------- ---------------  ---------------
Cash and cash equivalents, end of period                           $  82,193,314   $   5,725,779  $   8,308,566    $   8,308,566
                                                                  ================ ============== ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                    $   3,150,575   $       3,153  $         799    $  12,672,460

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Assets acquired pursuant to capital-lease and  financing
     obligations                                                   $           -   $           -  $   9,000,000    $  13,599,935
  Net book value of assets acquired in merger                                  -               -              -        4,290,496
  Liabilities assumed in merger                                                -               -              -        3,738,588
  Stockholder advances converted to equity                                     -               -              -        1,030,000
  Property in-kind contributed by stockholder                                  -               -              -        7,521,028
  Non-cash interest capitalized in construction in progress           11,340,000      24,328,936     12,407,681       59,947,617
  Issuance of mandatorily redeemable preferred stock                  39,765,364      10,940,902     15,667,528       66,373,794

  The accompanying notes are an integral part of these consolidated financial statements.

 EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
===============================================================================


                                                        Convertible                 Convertible                Convertible Senior
                                                          Series A                    Series B                     Series C
                                                       Preferred Stock             Preferred Stock               Preferred Stock
                                             -------------------------------  --------------------------   ------------------------
                                                 Shares           Amount         Shares         Amount        Shares       Amount
                                             -------------  ----------------  ----------  --------------   ----------  ------------
Balance at January 1, 1995 (inception)                  -   $           -             -   $          -             -   $        -
Issuance of stock in exchange for future
   cash contributions and contributions
   of property in-kind                          8,000,000      14,400,000             -              -             -            -
Contribution of net assets in merger            5,362,285         551,908             -              -             -            -
Issuance of common stock for services
   and for stock options exercised                      -               -             -              -             -            -
Issuance of preferred stock                     5,475,001      21,712,635       189,040      1,890,400             -            -
Property in-kind, conversion of debt, and
   cash contributions from stockholder                  -               -             -              -             -            -
Net and comprehensive income (loss)                     -               -             -              -             -            -
                                             -------------  ----------------  ----------  --------------   ----------  ------------

Balance at December 31, 1995                   18,837,286      36,664,543       189,040      1,890,400             -            -
Restatement of capital stock and additional
   paid-in capital for reincorporation as
   of January 1, 1996                                   -     (36,645,706)            -     (1,890,211)            -            -
Issuance of stock in exchange for property
   in-kind and other, net                         513,124             513        22,260             22             -            -
Issuance of preferred stock                             -               -       100,000            100     7,000,000        7,000
Property in-kind contributed by stockholder             -               -             -              -             -            -
Net and comprehensive income (loss)                     -               -             -              -             -            -
                                             -------------  ----------------  ----------  --------------   ----------  ------------

Balance at December 31, 1996                   19,350,410          19,350       311,300            311     7,000,000        7,000
Issuance of common stock                                -               -             -              -             -            -
Issuance of common stock for services
   and for stock options exercised                      -               -             -              -             -            -
Issuance of preferred stock                             -               -             -              -             -            -
Other                                                   -               -             -              -             -            -
Net and comprehensive income (loss)                     -               -             -              -             -            -
                                             -------------  ----------------  ----------  --------------   ----------  ------------

Balance at December 31, 1997                   19,350,410          19,350       311,300            311     7,000,000        7,000
Issuance of preferred and common stock for
   stock options exercised                         17,916              18             -              -             -            -
Net and comprehensive income (loss)                     -               -             -              -             -            -
                                             -------------  ----------------  ----------  --------------   ----------  ------------
Balance at December 31, 1998                   19,368,326          19,368       311,300            311     7,000,000        7,000
Issuance of preferred and common stock for
   stock options exercised                              -               -             -              -             -            -
Issuance of common stock for warrants
   exercised                                            -               -             -              -             -            -
Surrender and cancellation of shares from
   Ball Technologies Holdings Corp.            (2,761,983)         (2,762)            -              -             -            -
Reclassification of preferred and common
   stock into Series C 8.5% Cumulative
   Convertible Redeemable Preferred Stock
   Due 2009 in connection with the
   recapitalization                           (16,606,343)        (16,606)     (311,300)          (311)   (7,000,000)      (7,000)
Issuance of preferred and common stock
   in connection with the recapitalization              -               -             -              -             -            -
Mandatorily redeemable preferred stock
   dividends and accretion                              -               -             -              -             -            -
Net and comprehensive income (loss)                     -               -             -              -             -            -
                                             -------------  ----------------  ----------  --------------   ----------  ------------
Balance at December 31, 1999                            -               -             -              -             -            -
Issuance of preferred and common stock
   for stock options exercised                          -               -             -              -             -            -
Deferred stock compensation                             -               -             -              -             -            -
Amortization of deferred stock compensation             -               -             -              -             -            -
Mandatorily redeemable preferred stock
   dividends and accretion                              -               -             -              -             -            -
Net and comprehensive income (loss)                     -               -             -              -             -            -
                                             -------------  ----------------  ----------  --------------   ----------  ------------
Balance at December 31, 2000                            -               -             -              -             -            -
Issuance of preferred and common stock
   for stock options exercised                          -               -             -              -             -            -
Amortization of deferred stock
   compensation                                         -               -             -              -             -            -
Mandatorily redeemable preferred stock
   dividends and accretion                              -               -             -              -             -            -
Net and comprehensive income (loss)                     -               -             -              -             -            -
                                             -------------  ----------------  ----------  --------------   ----------  ------------
Balance at December 31, 2001                            -   $           -             -   $          -             -   $        -
                                             =============  ================  ==========  ==============   ==========  ============

                                                     Convertible
                                                      Series D                                                Additional
                                                    Preferred Stock                 Common Stock               Paid-in
                                             -------------------------------  --------------------------   ------------------------
                                                  Shares          Amount         Shares         Amount          Capital
                                             -------------  ----------------  ----------  --------------   --------------
Balance at January 1, 1995 (inception)                  -   $           -             -   $          -    $           -
Issuance of stock in exchange for future
   cash contributions and contributions
   of property in-kind
Contribution of net assets in merger                    -               -             1              -                -
Issuance of common stock for services                   -               -             -              -                -
   and for stock options exercised                      -               -        79,500         63,600                -
Issuance of preferred stock                             -               -             -              -                -
Property in-kind, conversion of debt, and
   cash contributions from stockholder                  -               -             -              -                -
Net and comprehensive income (loss)                     -               -             -              -                -
                                             -------------  ----------------  ----------  --------------   --------------
                                                        -               -        79,501         63,600                -
Balance at December 31, 1995
Restatement of capital stock and additional
   paid-in capital for reincorporation
   of January 1, 1996                                   -               -             -        (63,521)      38,599,438
Issuance of stock in exchange for
   in-kind and other, net                               -               -             -              -        2,288,561
Issuance of preferred stock                       400,000             400             -              -       69,833,305
Property in-kind contributed by stockholder             -               -             -              -          (25,944)
Net and comprehensive income (loss)                     -               -             -              -                -
                                             -------------  ----------------  ----------  --------------   --------------
Balance at December 31, 1996                      400,000             400        79,501             79      110,695,360
Issuance of common stock                                -               -             -              -        1,229,240
Issuance of common stock for services
   and for stock options exercised                      -               -        69,416             70           55,463
Issuance of preferred stock                       600,000             600             -              -        5,999,400
Other                                                   -               -             -              -           (4,773)
Net and comprehensive income (loss)                     -               -             -              -                -
                                             -------------  ----------------  ----------  --------------   --------------
Balance at December 31, 1997                    1,000,000           1,000       148,917            149      117,974,690
Issuance of preferred and common stock for
   stock options exercised                              -               -        54,631             55           50,799
Net and comprehensive income (loss)                     -               -             -              -                -
                                             -------------  ----------------  ----------  --------------   --------------
Balance at December 31, 1998                    1,000,000           1,000       203,548            204      118,025,489
Issuance of preferred and common stock for
   stock options exercised                              -               -         1,000              1              799
Issuance of common stock for warrants
   exercised                                            -               -     1,556,000          1,556           14,004
Surrender and cancellation of shares from
   Ball Technologies Holdings Corp.                     -               -             -              -            2,762
Reclassification of preferred and common
   stock into Series C 8.5% Cumulative
   Convertible Redeemable Preferred Stock
   Due 2009 in connection with the
   recapitalization                            (1,000,000)         (1,000)   (1,760,548)        (1,761)     (39,765,364)
Issuance of preferred and common stock
   in connection with the recapitalization              -               -             1              -                -
Mandatorily redeemable preferred stock
   dividends and accretion                              -               -             -              -      (6,690,537)
Net and comprehensive income (loss)                     -               -             -              -                -
                                             -------------  ----------------  ----------  --------------   --------------
Balance at December 31, 1999                            -               -             1              -       71,587,153
Issuance of preferred and common stock
   for stock options exercised                          -               -       195,419            195           49,734
Deferred stock compensation                             -               -             -              -        1,456,000
Amortization of deferred stock compensation             -               -             -              -                -
Mandatorily redeemable preferred stock
   dividends and accretion                              -               -             -              -      (11,268,058)
Net and comprehensive income (loss)                     -               -             -              -                -
                                             -------------  ----------------  ----------  --------------   --------------
Balance at December 31, 2000                            -               -       195,420            195       61,824,829
Issuance of preferred and common stock
   for stock options exercised                          -               -       366,668            367          126,324
Amortization of deferred stock
   compensation                                         -               -             -              -                -
Mandatorily redeemable preferred stock
   dividends and accretion                              -               -             -              -       (7,623,552)
Net and comprehensive income (loss)                     -               -             -              -                -
                                             -------------  ----------------  ----------  --------------   --------------
Balance at December 31, 2001                            -   $           -       562,088   $        562     $ 54,327,601
                                             =============  ================  ==========  ==============   ==============

                                                            Accumulated        Deficit Accumulated
                                                               Other               During the         Total
                                                            Comprehensive         Development     Stockholders'
                                               Other        Income (Loss)            Stage        Equity (Deficit)
                                            --------------  ----------------    -----------------  ----------------

Balance at January 1, 1995 (inception)      $           -   $           -        $            -    $            -
Issuance of stock in exchange for future
   cash contributions and contributions
   of property in-kind                        (14,400,000)              -                     -                 -
Contribution of net assets in merger                    -               -                     -           551,908
Issuance of common stock for services
   and for stock options exercised                      -               -                     -            63,600
Issuance of preferred stock                             -               -                     -        23,603,035
Property in-kind, conversion of debt, and
   cash contributions from stockholder         13,381,523               -                     -        13,381,523
Net and comprehensive income (loss)                     -               -            (3,909,208)       (3,909,208)
                                            --------------  ----------------    -----------------  ----------------
                                               (1,018,477)              -            (3,909,208)       33,690,858
Balance at December 31, 1995
Restatement of capital stock and additional
   paid-in capital for reincorporation as
   of January 1, 1996                                   -               -                     -                 -
Issuance of stock in exchange for property
   in-kind and other, net                               -               -                     -         2,289,096
Issuance of preferred stock                             -               -                     -        69,840,805
Property in-kind contributed by stockholder     1,018,477               -                     -           992,533
Net and comprehensive income (loss)                     -               -           (23,706,344)      (23,706,344)
                                            --------------  ----------------    -----------------  ----------------
Balance at December 31, 1996                            -               -           (27,615,552)       83,106,948
Issuance of common stock                                -               -                     -         1,229,240
Issuance of common stock for services
   and for stock options exercised                      -               -                     -            55,533
Issuance of preferred stock                             -               -                     -         6,000,000
Other                                                   -               -                     -            (4,773)
Net and comprehensive income (loss)                     -          80,400           (50,730,985)      (50,650,585)
                                            --------------  ----------------    -----------------  ----------------

Balance at December 31, 1997                            -          80,400           (78,346,537)       39,736,363
Issuance of preferred and common stock for
   stock options exercised                              -               -                     -            50,872
Net and comprehensive income (loss)                     -         (36,971)          (12,919,555)      (12,956,526)
                                            --------------  ----------------    -----------------  ----------------
Balance at December 31, 1998                            -          43,429           (91,266,092)       26,830,709
Issuance of preferred and common stock for
   stock options exercised                              -               -                     -               800
Issuance of common stock for warrants
   exercised                                            -               -                     -            15,560
Surrender and cancellation of shares from
   Ball Technologies Holdings Corp.                     -               -                     -                 -
Reclassification of preferred and common
   stock into Series C 8.5% Cumulative
   Convertible Redeemable Preferred Stock
   Due 2009 in connection with the
   recapitalization                                     -               -                     -       (39,792,042)
Issuance of preferred and common stock
   in connection with the recapitalization              -               -                     -                 -
Mandatorily redeemable preferred stock
   dividends and accretion                              -               -                     -        (6,690,537)
Net and comprehensive income (loss)                     -        (159,382)          (20,318,766)      (20,478,148)
                                            --------------  ----------------    -----------------  ----------------
Balance at December 31, 1999                            -        (115,953)         (111,584,858)      (40,113,658)
Issuance of preferred and common stock
   for stock options exercised                          -               -                     -            49,929
Deferred stock compensation                    (1,456,000)              -                     -                 -
Amortization of deferred stock compensation       921,400               -                     -           921,400
Mandatorily redeemable preferred stock
   dividends and accretion                              -               -                     -       (11,268,058)
Net and comprehensive income (loss)                     -         115,953            76,681,932        76,797,885
                                            --------------  ----------------    -----------------  ----------------
Balance at December 31, 2000                     (534,600)              -           (34,902,926)       26,387,498
Issuance of preferred and common stock
   for stock options exercised                          -               -                     -           126,691
Amortization of deferred stock
   compensation                                   201,964               -                     -           201,964
Mandatorily redeemable preferred stock
   dividends and accretion                              -               -                     -        (7,623,552)
Net and comprehensive income (loss)                     -               -           (49,290,172)      (49,290,172)
                                            --------------  ----------------    -----------------  ----------------
Balance at December 31, 2001                $    (332,636)  $           -        $  (84,193,098)   $  (30,197,571)
                                            ==============  ================    =================  ================

The accompanying notes are an integral part of these consolidated financial statements.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

1.       General Information and Financial Condition

                  EarthWatch Incorporated and its subsidiaries ("DigitalGlobe" or the "Company"), a development stage company, was incorporated on September 30, 1994 under the laws of the State of Colorado and, on August 21, 1995, was reincorporated in the State of Delaware. The Company commenced operations on March 31, 1995 with the contribution of the net assets of WorldView Imaging Corporation ("WorldView") and certain assets of Ball Corporation ("Ball") (see below). The Company is a supplier of digital geographic imagery and is building high-resolution commercial imaging satellites to generate high-quality, direct-to-desktop digital imagery of the earth's surface. The Company's current and anticipated customers include utility, real estate, engineering, transportation, agricultural, and media companies as well as federal, state, and local governments.

                  On March 31, 1995, Ball and WorldView consummated the merger pursuant to an Agreement and Plan of Merger (the "Agreement"), which was entered into on January 25, 1995. Pursuant to this Agreement, the stockholders of WorldView contributed assets and liabilities of WorldView with a net carrying value of $551,908 in exchange for 5,362,285 shares of the Company's Series A preferred stock ("Series A Preferred Stock"). Pursuant to this Agreement, Ball provided two gimbaled mirror systems in exchange for 875,000 shares of Series A Preferred Stock. Ball also provided $10,000,000 of cash in exchange for 7,125,000 shares of Series A Preferred Stock. The contributed net assets were recorded by the Company at amounts equal to Ball's and WorldView's basis in such net assets.

                  On November 20, 2000, the first QuickBird satellite was launched from Plesetsk, Russia. The satellite failed to achieve orbit, which resulted in a total loss of the satellite and its write off totaling $157 million in fiscal 2000. In December 2000, the Company filed insurance claims for the loss of the satellite with its various insurance carriers totaling $265 million (the full amount of which was received as of March 26, 2001), resulting in a net gain on the loss of the satellite of approximately $108 million in fiscal 2000.

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

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)
-------------------------------------------------------------------------------

                  In connection with the offer, we entered into a Recapitalization Agreement and Consent dated as of April 2, 2001 (the "Recapitalization Agreement") with certain holders of our 13% notes. Pursuant to the Recapitalization Agreement, these note holders agreed to refrain from tendering their notes in the offer, thus allowing us to have the use of the funds that would otherwise be used to repurchase their notes. Pursuant to the Recapitalization Agreement, we also:

            .     granted registration rights to certain holders of notes and

                  Series C preferred stock;
            . obtained the consent of the holders of notes and amended the indenture governing the notes in certain respects;

            . amended our certificate of incorporation to (a) require that we purchase, at each holder's option, that holder's shares of our Series A and B preferred stock, if an insurable event occurs under the QuickBird 2 insurance policy, (b) increase the number of authorized shares of our common stock and each series of our preferred stock, and (c) extend the time period by one year during which holders of our preferred stock may convert their shares into shares of our common stock;

            . issued 10,843,297 additional shares of our Series C preferred stock to the holders of the notes that signed the Recapitalization Agreement and their assignees;

            . purchased launch and in-orbit insurance for our QuickBird 2 satellite; and

            . pledged the insurance on the second QuickBird satellite in favor of The Bank of New York, as collateral agent for (a) the holders of notes and for Ball, and (b) the holders of our Series A preferred stock and Series B preferred stock.

                  In April 2001, we secured a $9.0 million borrowing facility with Ball Aerospace and Technologies Corp. ("Ball Aerospace"), a wholly owned subsidiary of Ball and one of our stockholders, which we used to fund the completion of the second QuickBird satellite.

                  We do not expect to generate positive cash flow from operations until at least the third quarter of 2002. Accordingly, our existing capital resources will not be sufficient to meet our anticipated cash needs in fiscal 2002, including the payment of an insurance premium due in April 2002. We believe that we currently have an agreement in principle with our existing investors to loan to us funds sufficient to meet our anticipated cash needs in fiscal 2002 and beyond. Failure to consummate the agreement in principle or obtain additional financing capital when needed would significantly diminish or eliminate our ability to continue as a going concern.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)
-------------------------------------------------------------------------------

2.       Summary of Significant Accounting Principles

         Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany investments, accounts, and transactions have been eliminated upon consolidation.

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

         Property and Equipment

                  Property and equipment are recorded at cost. Pursuant to SFAS No. 34, Capitalization of Interest Cost, the cost of significant assets includes capitalized interest incurred during the construction and development period. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure

                  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (three to seven years). Leasehold improvements and assets acquired pursuant to capital-lease obligations are amortized on a straight-line basis over the shorter of their useful lives or lease terms; such amortization is included in depreciation expense. Repairs and maintenance are expensed as incurred.

         Long-Lived Assets

                  The Company evaluates the recoverability of its long-lived assets based on undiscounted cash flows whenever events or changes in circumstances occur which

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)
-------------------------------------------------------------------------------

         indicate the carrying amount of an asset may not be recoverable. Impairments are recognized as the excess of the carrying amount of the asset over its fair value as estimated, based on the present value of expected future cash flows.

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

         Comprehensive Income (Loss)

                  Comprehensive income or loss includes all changes in equity during a period from non-owner sources. Total comprehensive income
         (loss), which includes unrealized gains and losses on investments classified as available-for-sale securities, was ($20,478,148),

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)
-------------------------------------------------------------------------------

         $76,797,885, and ($49,290,172) for the years ended December 31, 1999,
         2000, and 2001, respectively.

         Fair Values of Financial Instruments

                  The Company's financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued liabilities, and debt. The carrying amounts of financial instruments, other than investments and its 13% Senior Discount Notes, approximate fair value due to their short-term maturities. The Company's investment securities were accounted for at fair value. As the 13% Senior Discount Notes are not regularly traded, the Company estimated their fair value of approximately $62.1 million at December 31, 2001, using a discounted cash flow model and a 15% discount rate.

         Concentration of Credit Risk and Significant Customers

                  The Company's cash and cash equivalents and investment securities are maintained in various financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in this area.

                  Revenue percentages from each of the Company's significant customers were as follows for the years ended December 31:

                                 1999                2000                 2001
                                 ----                ----                 ----
         Customer A              90.1%               38.6%                66.8%
         Customer B               9.1%               54.3%                23.0%

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

         Reclassifications

                  Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. New Accounting Pronouncements

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)
-------------------------------------------------------------------------------

                  SFAS No. 141, "Business Combinations," was issued in June 2001 and revises the financial accounting and reporting for business combinations. This statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001, or later. The adoption of this standard did not have a material impact on the Company's financial statements.

                  SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and revises the financial accounting and reporting for intangible assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt this standard in the first quarter of 2002 and anticipates that the adoption will not have a material impact on its financial statements.

                  SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 and revises the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt this standard in the first quarter of 2003 and anticipates that the adoption will not have a material impact on its financial statements.

                  SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and revises the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt this standard in the first quarter of 2002 and anticipates that the adoption will not have a material impact on its financial statements.


3.       Investment Securities

                  In connection with the issuance of the 13% senior discount notes (the "Senior Discount Notes"), the Company purchased U.S. Treasury notes to be held in escrow as security for the premiums on the launch insurance on the QuickBird 1 satellite.

                                                                             Gross
                                                                           Unrealized
                                                                             Gains
           Investment Securities - Restricted                    Cost       (Losses)   Fair Value
           ----------------------------------                    ----       --------   ----------

U.S. Government securities as of December 31, 2000:
      Maturing in one year or less                           $ 6,295,382    (none)     $ 6,295,382
                                                             ===========               ===========

U.S. Government securities as of December 31, 2001:
      Maturing in one year or less                             (none)       (none)       (none)

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)
-------------------------------------------------------------------------------

4. Construction In Progress, Losses from Impairments of Fixed Assets and Insurance Recoveries

                  Construction in progress consists primarily of satellite construction and launch costs, ground station construction costs, and third-party developed software. Construction in progress consisted of the following at December 31:

                                                      2000             2001
                                                      ----             ----
                  QuickBird satellites            $55,952,495     $ 146,550,743
                  DigitalGlobe software            26,570,191        26,900,191
                  Ground station equipment          7,193,788         8,898,887
                                                  -----------     -------------
                                                  $89,716,474     $ 182,349,821
                                                  ===========     =============

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

                  On November 20, 2000, the first QuickBird satellite was launched from Plesetsk, Russia. This satellite failed to achieve orbit, which resulted in a total loss of the satellite and its write off totaling $157 million in fiscal 2000. In December 2000, the Company filed insurance claims for the loss of the satellite with its various insurance carriers totaling $265 million, resulting in a net gain on the loss of the satellite of approximately $108 million in fiscal 2000.

5.       Debt

         12 1/2% Senior Notes and Warrant Issuance

                  On March 19, 1997, the Company issued $50,000,000 in Senior Notes representing 50,000 units. Each Unit included one warrant (the "Warrants") to purchase 31.12 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment. The Senior Notes ranked pari passu in right of payment with all existing and future unsubordinated unsecured indebtedness of the Company.

                  In April 1999, the Company amended and restated the Senior Notes Indenture, dated as of March 1997. Under the amended and restated Senior Notes Indenture, the maturity date was extended from March 1, 2001 to March 1, 2005. The Company was to accrete the next six semi-annual interest payments, which would have resulted in an increase of the principal of the securities to $72 million. The interest rate remained at 12 1/2%. The Company recorded an additional discount on the Senior Notes equal to the

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)
-------------------------------------------------------------------------------

         difference between the current principal balance and the principal balance at maturity. In conjunction with the recapitalization and restructuring of the debt, the Warrants were exercised for the purchase of 1,556,000 shares of Common Stock. The Senior Notes were redeemed on April 3, 2001 (see Note 1).


         13% Senior Discount Notes and Series C 8 1/2% Convertible Redeemable Preferred Stock Issuance

                  On July 12, 1999 the Company received $136,237,390 gross proceeds from a debt and equity offering. This offering represented 199,000 units, each of which consisted of one Senior Discount Note due July 15, 2007 ("Senior Discount Note") and 49.095 shares of the Company's Series C 8 1/2% Cumulative Convertible Redeemable Preferred Stock ("Series C Convertible Preferred Stock"). Each note had an initial accreted value of $684.61 and has a principal amount at maturity of $1,000.00. The Senior Discount Notes do not begin to accrue cash interest until July 15, 2002. Beginning on January 15, 2003, interest will be payable on January 15 and July 15 of each year.

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

                  The Senior Discount Notes rank equally with the other unsubordinated indebtedness of the Company. The Senior Discount Notes will be senior to any subordinated indebtedness of the Company. The Senior Discount Notes are secured by the insurance policies covering the launch and on-orbit performance of our QuickBird satellite. In conjunction with the recapitalization and restructuring of the debt (see Note1), the Company repurchased $127.4 million in principal amount at maturity of the Senior Discount Notes.


         Vendor Financing Facilities

                  In April 2001, we secured a $9.0 million borrowing facility with Ball Aerospace & Technologies Corp., one of our stockholders, which we used to fund the completion of our second QuickBird satellite. This vendor financing facility accrues interest at an annual rate of 11%, which becomes payable in May 2002. Beginning in June 2002 and ending in March 2003, principal, in equal monthly amounts, and interest are payable in cash each month. In conjunction with this arrangement, we agreed to issue to Ball Aerospace & Technologies Corp. 903,608 shares of Series C preferred stock.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)
-------------------------------------------------------------------------------

                  In February 2001, we secured a commitment for a $20.75 million borrowing facility with Boeing Capital Services Corporation ("BCSC"). If drawn, the facility would accrue interest at LIBOR plus 4% to 6%, depending upon the duration of the borrowing, and would be payable quarterly in arrears. The commitment is subject to the execution of a credit agreement and the Company having $125 million of contractually committed orders or some form of facility guarantee in place. As we have not yet met these requirements, these funds are not currently available. The facility is available through September 30, 2002, will have a two and a half year term and has an annual commitment fee of 50 basis points payable quarterly in arrears. At December 31, 2001, the Company had incurred deferred financing costs of approximately $500,000 related to this facility.

                  The Company's debt is comprised of the following at December
         31:

                                                                     2000                  2001
                                                                     ----                  ----
13% Senior Discount Notes, net of unamortized discount of
     $64,852,862, and $13,892,769, respectively, effective
     rate of 18.3%                                              $ 134,147,138           $57,757,231
12 1/2% Senior Notes, net of unamortized discount of
     $10,731,089 and none, respectively, effective rate of
     12.9%                                                         61,268,911                     -
 11% Vendor financing facility, net of unamortized discount
      of zero and $458,137, respectively, effective rate of
      17.5%                                                                 -             9,086,666
 Capital-lease obligations                                             68,601                     -
                                                                -------------           -----------
                                                                  195,484,650            66,843,897
 Less: current portion                                           (195,484,650)           (5,971,025)
                                                                -------------           -----------
                                                                $           -           $60,872,872
                                                                =============           ===========

6.       Stockholders' Equity

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

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)
-------------------------------------------------------------------------------

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

         Additional Funding

                  As discussed in Note 5--Debt, 199,000 units, each of which consisted of one Senior Discount Note and 49.095 shares of Series C Convertible Preferred Stock were issued in July 1999.

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

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements(Continued)
-------------------------------------------------------------------------------

         Common Stock. Upon the distribution to each common stockholder of an amount per share equal to $4.00 divided by the Old Series A Stock conversion ratio, the Old Series A Stock, Old Series B Stock, and Common Stock shared in any remaining liquidation distributions on a pro rata as-converted basis.

         Old Series C Senior Convertible Preferred Stock Issuance

                  On April 30, 1996, the Company issued 7,000,000 shares of 12% Series C Convertible Senior Preferred Stock (the "Old Series C Preferred Stock") at a price of $10.00 per share. Holders of the Old Series C Preferred Stock were entitled to dividends at an annual rate of 12% of the accreted liquidation preference on a quarterly basis commencing June 30, 1996. All unpaid dividends compounded quarterly at the annual dividend rate. The Company did not declare or pay in cash the dividends accrued as of December 31, 1998. Accordingly, the liquidation preference increased from $10.00 to $13.72 per share as of December 31, 1998.

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

                  Dividends. The holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are entitled to receive cumulative dividends, whether or not declared by the Company's board of directors, at an annual rate of 7% until no later than June 15, 2003. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31, and commenced on June 30, 1999. Such dividends may be paid,

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)
-------------------------------------------------------------------------------

         subject to certain limitations, at the Company's option, either in cash or in additional shares of Series A Convertible Preferred Stock or Series B Convertible Preferred Stock, as applicable, until June 15, 2003. After June 15, 2003, dividends will accrue at an annual rate of 7% of the liquidation preference and will be payable, when, as, and if declared by the board of directors, in cash only.

                  If any dividend is not paid in full in cash on a quarterly payment date after June 15, 2003, the liquidation preference of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock will be increased by an amount equal to the product of (a) the amount per share not paid divided by the total amount payable per share and (b) one quarter of the dividend rate multiplied by the effective liquidation preference. The Company is prohibited from paying dividends on any shares of stock having rights junior to the Series A and Series B Convertible Preferred Stock until all accumulated dividends have been paid on the Series A and Series B Convertible Preferred Stock.

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

                  Conversion. From June 15, 1999 and until June 15, 2003, each share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is convertible at the option of the holder into that number of shares of Common Stock obtained by dividing the applicable liquidation preference, plus any accumulated but unpaid dividends by $3.50, subject to anti-dilution adjustments. Prior to June 15, 2003, each share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock will automatically convert into Common Stock at the applicable conversion ratio upon the earlier of (a) an initial public offering of shares of Common Stock with an aggregate public offering price of at least $35,000,000 and (b) the listing of shares of the Company's Common Stock under certain circumstances. After June 15, 2003, each share of Series A Preferred Stock and Series B Preferred Stock shall not be convertible into common stock.

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

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements(Continued)
-------------------------------------------------------------------------------

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

                  Dividends. The holders of Series C Convertible Preferred Stock are entitled to cumulative dividends, whether or not declared by the board of directors, at an annual rate of 8.5% until no later than June 15, 2003. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31, and commenced on June 30, 1999. Until June 15, 2003, such dividends may be paid, subject to certain limitations, at the Company's option, either in cash or in additional shares of Series C Convertible Preferred Stock. After June 15, 2003, dividends will accrue at an annual rate of 8.5% of the liquidation preference and will be payable, when, as, and if declared by the board of directors, in cash only.

                  If any dividend is not paid in full in cash on a quarterly payment date after June 15, 2003, the liquidation preference of the Series C Convertible Preferred Stock will be increased by an amount equal to the product of (a) the amount per share not paid divided by the total amount payable per share and (b) one quarter of the dividend rate multiplied by the effective liquidation preference. The Company is prohibited from paying dividends on any shares of stock having rights junior to the Series C Convertible Preferred Stock until all accumulated dividends have been paid on the Series C Convertible Preferred Stock.

                  Liquidation Preference. Upon liquidation, dissolution, or winding up, the holders of the Series C Convertible Preferred Stock will be entitled to receive out of the assets available for distribution, following payment of the Series A and Series B liquidation preference, an amount equal to $3.50 per share, plus all accrued and unpaid dividends, subject to adjustment.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements(Continued)
-------------------------------------------------------------------------------

                  Conversion. Until June 15, 2003, each share of Series C Convertible Preferred Stock will be convertible at the option of the holder into that number of shares of Common Stock obtained by dividing the Series C liquidation preference, plus any accumulated but unpaid dividends by $3.50, subject to anti-dilution adjustments. Prior to June 15, 2003, each share of Series C Convertible Preferred Stock will automatically convert into Common Stock at the applicable conversion ratio upon the earlier of (a) an initial public offering of shares of Common Stock with an aggregate public offering price of at least $35,000,000 and (b) the listing of shares of the Company's Common Stock under certain circumstances. After June 15, 2003, each share of Series C preferred stock shall not be convertible into common stock.

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

                  Voting Rights. Each holder of DigitalGlobe Series C Convertible Preferred Stock is entitled to one (subject to adjustment) vote per share on an "as-converted" basis.

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

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements(Continued)
-------------------------------------------------------------------------------

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


7.       Stock Options and Warrants

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

                  On February 15, 2000, the Board of Directors approved the written 1999 Equity Incentive Plan (the "99 Plan") pursuant to which incentive and nonqualified stock options to purchase shares of the Company's stock or the stock itself may be issued to employees, officers, directors, and consultants. Under the 99 Plan, incentive stock options are granted with exercise prices not less than the fair value of the stock on the various dates of grant, as determined by the Company's Board of Directors. Options granted pursuant to the 99 Plan are subject to certain terms and conditions as contained in the 99 Plan itself, have a ten-year term, generally vest over a four-year period, and are immediately exercisable. Upon termination of services to the Company by optionees, any acquired but unvested shares are subject to repurchase by the Company at the original exercise price. At December 31, 2001, there were 6,122,816 shares available for grant under the 99 Plan.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements(Continued)
-------------------------------------------------------------------------------


                                             Number        Weighted-              Weighted-    Number      Weighted
                                            of Series A     Average    Number      Average   of Series C    Average
                                             Preferred     Exercise   of Common    Exercise   Preferred     Exercise
                                              Shares        Price      Shares       Price      Shares        Price
                                              ------        -----      ------        -----     ------        -----
Outstanding at January 1, 1997                37,800       $0.05    1,158,300      $0.80
   Granted                                        --          --      620,295       0.80
   Exercised                                      --          --      (10,282)      0.80
   Expired                                        --                 (117,571)      0.80
                                            --------               ----------
Outstanding at December 31, 1997              37,800        0.05    1,650,742       0.80
   Granted                                        --          --      798,655       0.80
   Exercised                                 (17,916)       0.05      (54,631)      0.80
   Expired or terminated                      (2,084)       0.05   (1,019,595)      0.80
                                            --------               ----------
Outstanding at December 31, 1998              17,800        0.05    1,375,171       0.80
   As converted                              (17,800)       0.05   (1,375,171)      0.80      296,916         $3.71
   Adjustment for conversion rounding             --          --           --         --           (5)         3.71
   Granted                                        --          --           --         --       12,297          3.71
   Exercised                                                  --           --         --       (5,025)         3.71
   Expired or terminated                          --          --           --         --      (10,859)         3.71
                                            --------               -----------               ---------
Outstanding at December 31, 1999                  --          --           --         --      293,324          3.71
   Granted                                        --          --    3,719,075       0.25           --            --
   Exercised                                      --          --     (195,419)      0.25         (293)         3.81
   Expired or terminated                          --          --     (284,329)      0.25      (39,731)         3.81
                                            --------               ----------                ---------
Outstanding at December 31, 2000                  --                3,239,327       0.25      253,300          3.69
   Granted                                        --          --      775,740       0.25           --            --
   Exercised                                      --          --     (366,670)      0.25       (9,201)         3.81
   Expired or terminated                          --          --     (333,302)      0.25      (15,001)         3.81
                                            --------                ---------                ---------
Outstanding at December 31, 2001                  --                3,315,095       0.25      229,098          3.68
                                            ========                =========                =========

Weighted-average remaining contractual life                         8.5 years                5.0 years
Range of exercise prices                                                            0.25                    0.05 - 3.81
Outstanding options vested                                          2,173,316       0.25      229,098          3.68


         Weighted-average grant-date fair values were as follows:

                                         1999       2000      2001
                                         ----       ----      ----
Exercise price * market value              --      $0.57        --
Exercise price = market value           $0.94       0.07     $0.05

                  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                         1999       2000      2001
                                         ----       ----      ----
Expected dividend yield                  0.00%      0.00%     0.00%
Expected stock price volatility          0.00%      0.00%     0.00%
Risk free interest rate                  4.60% -    6.50%     3.90% -
                                         5.14%                4.90%
Expected life of options (years)         5.00       5.00      5.00

                  Prior to fiscal 2000, the Company had not recognized any stock compensation expense in its financial statements. As part of its fiscal 2000 yearend close process, the Company recorded approximately $1.5 million of deferred stock compensation expense in accordance with APB No. 25. Had compensation expense for the Company's stock

* less than

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements(Continued)
-------------------------------------------------------------------------------

         options been determined based on the fair values at the grant dates for awards under the plan consistent with the method of accounting prescribed by SFAS No. 123, Accounting for Stock-based Compensation, the Company's net loss would have been as follows for the year ended December 31 (in thousands):

                                                1999        2000         2001
                                                ----        ----         ----
         Net income (loss) - as reported     $(20,319)      $76,682   $(49,290)
         Net loss - pro forma                 (20,396)       76,402    (49,505)


8.       Income Taxes

                  The provision for income taxes consistof the following for the fiscal years ended December 31:

                                                 1999       2000         2001
                                                 ----       ----         ----
         Current provision
           Federal                             $   --    $2,500,000       $ --
           State                                   --       500,000         --
                                               -------   ----------      -----
               Provision for income taxes      $   --    $3,000,000       $ --
                                               =======   ==========      =====


                  At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $171.5 million. In addition, the Company has research and development tax credits of approximately $1.6 million. If unused, the carryforwards and credits will begin to expire in 2010. The Internal Revenue code places certain limitations on the annual amount of net operating loss carryforwards, which can be utilized if certain changes in the Company's ownership occurs. The Company believes that such changes have occurred and could occur in the future to further limit the utilization of the carryforwards.

                  The Company's deferred tax assets and liabilities are comprised of the following as of December 31:

                                                    2000             2001
                                                    ----             ----

         Deferred tax assets:
            Net operating loss carryforwards      $ 52,615,023     $ 67,037,921
            Fixed assets                                    --               --
            Other                                    5,859,826        4,782,873
                                                  ------------     ------------
                Gross deferred tax assets           58,474,849       71,820,794
                                                  ------------     ------------

         Deferred tax liabilities:
            Fixed assets                           (41,707,211)     (35,873,919)
                                                   ------------     ------------
         Net deferred tax assets                    16,767,638       35,946,875
                                                   (16,767,638)     (35,946,875)
                                                  -------------    -------------
           Net deferred tax assets (liabilities)  $         --     $         --
                                                  =============    =============

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements(Continued)
-------------------------------------------------------------------------------

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

                  The following is a reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate of continuing operations for the fiscal years ended December 31:
                                                   1999     2000         2001
                                                   ----     ----         ----
Federal income tax rate                            34.0%     35.0%       35.0%
State income tax rate, net of federal benefit       5.0       4.7         3.9
Meals and entertainment                            (0.2)     (1.0)        0.4
Disqualified interest                               --        1.2        (0.5)
Effect of change in valuation allowance and
    other items                                   (38.8)    (36.1)      (38.8)
                                                 -------   -------      ------
      Effective income tax rate                      --%      3.8%         --%
                                                 =======   =======      ======

9.       Benefit Plan

                  In October 1995, the Company adopted a 401k Savings and Retirement Plan (the "401k Plan"), a tax-qualified plan covering all of its employees. Employees may elect to contribute, subject to certain limitations, up to 60% of their annual compensation to the 401k plan. The 401k Plan provides that the Company may contribute matching or additional contributions to the 401k Plan at the discretion of the Board of Directors. The Company has not made any contributions to the 401k Plan since its inception.


10.      Commitments

                  The Company leases its facilities under various operating lease arrangements. Future minimum lease payments under noncancelable operating leases and other contractual commitments as of December 31, 2001 are summarized below:

         2002                        $ 7,553,409
         2003                          1,015,138
         2004                            913,068
         2005                            349,885
         2006 and thereafter                   -
                                    ------------
               Total                 $ 9,831,500
                                    ============

                  The Company has minimum purchase requirements in 2002 and 2003 under the SPOT Image Corporation agreement discussed below and under other agreements in effect at December 31, 2001. Rent expense approximated $888,305, $1,451,324, and $1,071,709 for the years ended December 31, 1999, 2000, and 2001, respectively.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements(Continued)
-------------------------------------------------------------------------------

11.      Material Relationships and Related Party Transactions

         Ball Aerospace & Technologies Corp.

                  The Company has had various contracts with Ball Aerospace & Technologies Corp., a stockholder of the Company, since inception for the design and manufacture of satellites. The Company made payments to Ball Aerospace totaling $33,455,000, $16,225,217, $4,080,214 and
         $89,374,969 under these contracts for the years ended December 31, 1999, 2000, and 2001, and for the period from January 1, 1995 (inception) through December 31, 2001, respectively. At December 31, 2000 and 2001, amounts totaling $537,298 and $40,066 are included in accounts payable to Ball Aerospace. In addition, see discussion of financing provided by Ball Aerospace in Notes 1 and 5.

                  Mr. Vanlandingham, a director of EarthWatch, is the President and Chief Executive Officer of Ball Aerospace.


         Hitachi, Ltd./Hitachi Software Engineering Company, Ltd.

                  Hitachi, Ltd. ("Hitachi"), a stockholder of the Company, currently is a master international distributor of our products, and the exclusive distributor in most of Asia. Under the Company's distribution agreement, Hitachi will be entitled to purchase our products at significant discounts. Additionally, the Company has entered into an agreement with Hitachi Software Engineering Company, Ltd. ("Hitachi Software"), an affiliate of Hitachi, Ltd., for the development and delivery of a product processor and to cross-license certain intellectual property rights related to the Company's ground system and the proprietary software of Hitachi Software. The license grants Hitachi Software the right to offer customers ground systems that permit them to receive data directly from the Company's QuickBird satellite. The Company made payments to Hitachi Software totaling $2,167,000 under this agreement for the year ended December 31, 2000. No other payments have been made to Hitachi or Hitachi Software nor are any amounts owed as of December 31, 2001.

                  Mr. Kodaira, a director of DigitalGlobe, is the General Manager of the Geospatial Information Division of Hitachi Software.


         ITT Industries, Inc.

                  Since December 1998, the Company has had various contracts with the ITT Systems division of ITT Industries, Inc. ("ITT"), a stockholder of the Company, for system engineering and other efforts associated with the scheduling and tasking module of the QuickBird satellites, the development of a satellite simulator and certain other research and development efforts. The Company made payments to ITT totaling $2,946,117, $3,083,399, 171,175 and 6,200,691 under these contracts for the years

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements(Continued)
-------------------------------------------------------------------------------

         ended December 31, 1999, 2000 and 2001, and for the period from January 1, 1995 (inception) through December 2001 respectively. At December 31, 2000 and 2001, amounts totaling $28,020 and $712,560 are included in accounts payable and accrued liabilities to ITT.

                  Mr. Foley, a director of DigitalGlobe, is the Treasurer of ITT Industries. Mr. Driesse, a director of DigitalGlobe, is the President of ITT Industries' Defense Division.


         MacDonald Dettwiler and Associates

                  Since June 1996, the Company and MacDonald Dettwiler and Associates ("MDA"), a stockholder of the Company, have had an agreement whereby the Company has purchased various goods and services from MDA. Amounts totaling $3,091,653, $2,034,831, $772,386 and $7,218,197 have been paid to MDA during the years ended December 31, 1999, 2000, and 2001, and for the period from January 1, 1995 (inception) through December 31, 2001, respectively. At December 31, 2000 and 2001, amounts totaling $236,220 and $75,626, respectively, are included in accounts payable and accrued liabilities to Ball Aerospace.


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

                  Morgan Stanley acts as exclusive financial advisor to EarthWatch under a five-year agreement. Morgan Stanley received $750,000 and $1.0 million in connection with its advisory role in the recapitalizations in April 1999 and 2001, respectively.

                  Mr. Petrick, a director of DigitalGlobe, is a Managing Director of Morgan Stanley.

EarthWatch Incorporated, dba DigitalGlobe
(A Development Stage Company)

Notes to Consolidated Financial Statements(Continued)
-------------------------------------------------------------------------------

         SPOT Image Corporation

                  On January 25, 2002, the Company acquired exclusive rights for the distribution of satellite products and services to the United States agriculture and defense markets from SPOT Image Corporation, a subsidiary of SPOT Image S.A., in exchange for approximately $50.0 million of cash and certain data purchase commitments. The data purchase commitments vary by period during the six and one-half year term of the agreement. If we do not meet 80% of our data purchase obligations after any contract year of the agreement, we may terminate the agreement. However, upon termination we remain obligated for 45% of the next years' minimum data purchase commitment. Minimum payments under the agreement are currently approximately $7.0 million and $3.8 million in 2002 and 2003, respectively.


         United Start Corporation/Assured Space Access, Inc

                  In 1998, the Company entered into an agreement with United Start Corporation ("United Start") pursuant to which United Start provided launch and associated services for the QuickBird 1 satellite launch and we have an option to launch another satellite. The Company made payments to United Start under this agreement of approximately $3.3 million, $5.2 million, $2.3 million and $10.8 million in 1999, 2000, and 2001, and for the period from January 1, 1995(inception) through December 31, 2001, respectively. At December 31, 2000, amounts totaling $2,240,000 are included in accounts payable and accrued liabilities to United Start. In addition, the Company made payments to Assured Space Access, Inc., which performed services in connection with the launch of the first QuickBird satellite, of approximately $1.1 million in 1999 and $662,781 in 2000.

                  Mr. Lushtak, a former director of DigitalGlobe, was Co-Chairman and Chief Executive Officer of United Start, and is Chairman and Chief Executive Officer of Assured Space Access.


12.      Summary of Activity by Geographical Area

                                        U.S.          Other      Consolidated
                                        ----          -----      ------------
Net Sales (in thousands)
------------------------
           1999                     $  5,913.3     $     --       $  5,913.3
           2000                        3,336.1           --          3,336.1
           2001                       11,802.6        206.9         12,009.5

Long-Lived Assets (in thousands)
--------------------------------
           1999                     $161,093.6     $1,678.3       $162,771.9
           2000                      110,047.7      2,086.8        112,134.5
           2001                      194,325.5      1,688.3        196,013.8

Item 9. Changes in and Disagreements With Independent Accountants on Accounting and Financial Disclosure.

         There were no matters required to be reported under this item.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The following table provides information concerning our directors, executive officers, and certain key employees as of December 31, 2001:


            Name                 Age      Position
            ----                 ---      ---------

Herbert F. Satterlee III......    46      Chief Executive Officer, President, and Director
Henry E. Dubois...............    40      Chief Operating Officer, Chief Financial Officer, and
                                          Executive Vice President
Walter S. Scott...............    43      Chief Technical Officer, Executive Vice President, and
                                          Director
Neal T. Anderson..............    57      Vice President Space and Ground Systems
Mark A. Hargrove..............    45      Chief Information Officer and Vice President of Operations
Jeffrey S. Kerridge...........    40      Vice President Sales
Kari L. Blanchard.............    42      Vice President Data Systems
Gregory E. Knoblauch..........    43      Vice President Agriculture Business
Jolyon Thurgood...............    45      Vice President Marketing
Shawn R. Thompson, Esq........    47      Secretary of the Board
Paul M. Albert, Jr............    59      Director
Henry J. Driesse..............    58      Director
Donald E. Foley...............    50      Director
Anne Karalekas................    55      Director
Takatoshi Kodaira.............    54      Director
Michael J. Petrick............    40      Director
Donald W. Vanlandingham.......    62      Director


         Herbert F. Satterlee III has served as Chief Executive Officer, President, and a director since he joined DigitalGlobe in June 1998. From August 1995 to April 1998, Mr. Satterlee served as President of RESOURCE 21 LLC, a Denver-based remote sensing information products company, where Mr. Satterlee led the development of aircraft-derived imagery information products for the agriculture industry in preparation for the 2001 launch of that company's Earth-observing satellite. Additionally, from October 1978 to June 1998, Mr. Satterlee spent 19 years with The Boeing Company, holding senior management positions on programs such as Teledesic, UK/ROF AWACS (international defense), and the B-1 Bomber Simulator (United States defense).

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

         Walter S. Scott has served as Chief Technical Officer and Executive Vice President since we merged with WorldView in March 1995. Dr. Scott has served as a director of DigitalGlobe since June 1999 and from March 1995 until April 1999. From May 1998 to June 1998, Dr. Scott served as our interim Chief Executive Officer. Dr. Scott founded WorldView, our predecessor, in January 1992 and served as its Chief Technical Officer, Chairman of the Board, and Chief Financial Officer from January 1992 to March 1995. From January 1986 to February 1993, he served in a variety of positions at the Lawrence Livermore National Laboratory, including program leader of the Brilliant Pebbles Strategic Defense Initiative program. In addition, he developed low-cost lightweight satellite technology, managed the successful launch of several space flight experiments, and developed computer automated design tools for the manufacture of hybrid wafer scale integrated circuits. From June 1982 to December 1985, he was founder and president of Scott Consulting, a software and consulting firm.

         Neal T. Anderson has served as Vice President of Space and Ground Systems since September 1999. Mr. Anderson is responsible for overall management of the development, production, test, and launch of the QuickBird spacecrafts. From March 1995 to September 1999, Mr. Anderson served as Senior Director, Space Segment. Mr. Anderson's experience includes marketing, engineering, and management of over 25 spacecraft programs. From January 1994 to March 1995, Mr. Anderson served as a Director of Advanced Programs with
Spectrum Astro Inc., an aerospace company. From November 1978 to December 1993, he served in a variety of positions with Ball Aerospace. From May 1967 to November 1978, he served in the U.S. Air Force.

         Mark A. Hargrove has served as Vice President of Operations and Chief Information Officer since May 2000. Mr. Hargrove is responsible for managing all aspects of corporate information systems at DigitalGlobe. From December 1997 to May 2000, Mr. Hargrove served as Vice President and Chief Information Officer of Computer Curriculum Corporation, a publisher of educational software. From September 1996 to December 1997, he served as Director of Software Engineering at BayStone Software, a start-up developer of customer relationship management software. From June 1995 to September 1996, Mr. Hargrove consulted with various companies on large-scale MIS integration. Prior to that time, he served as Director of Technical Services at 3Com Corporation.

         Jeffrey S. Kerridge has served as our Vice President Sales since August 1998 and as our Vice President Marketing from August 1998 to February 1999. Mr. Kerridge joined DigitalGlobe in September 1996 as our Director, Defense/Intelligence Programs. His responsibilities in that position included managing DigitalGlobe's direct sales and marketing efforts with the United States Department of Defense and Intelligence Community and with Middle East and European foreign government accounts. From February 1984 until August 1996, Mr. Kerridge served in a variety of capacities for the Central Intelligence Agency's National Photographic Interpretation Center, including strategic planning, division level officer, program management, branch chief, and analyst.

         Kari L. Blanchard has served as Vice President of Data Systems since August 2001. Ms. Blanchard is responsible for overall management of our major software development efforts and for systems analysis activities including sensor calibration and product verification. From June 1999 to august 2001, she served as Software Development Manager and then as Senior Director of Data Systems. From August 1996 to June 1999, she served as Senior Systems Engineer and Software Development Manager for Logicon space and Information Operations (now a subsidiary of Northrop Grumman Corp., a major aerospace and engineering firm).

         Gregory E. Knoblauch has served as Vice President of Agriculture Business since May 2000. Mr. Knoblauch is responsible for our AgroWatch product and market development in the agricultural market. From July 1991 to April 2000 he served as Vice President of Marketing for RESOURCE 21, a remote sensing satellite company where he initiated and conducted marketing and sales activities in the agricultural market. Prior to 1991, Mr. Knoblauch served as President of ACC of Wisconsin, an agribusiness service company.

         Jolyon Thurgood has served as Vice President of Marketing since August 2001. He also serves as Senior Director, New Products Research and Development, a position he has held from July 2000 to the current time. Mr. Thurgood is responsible for developing marketing strategy and executing all marketing programs in support of DigitalGlobe's business goals, including: product development priorities, product rollout, marketing communications, and industry marketing focused on specific government and commercial customer sets. Prior to joining DigitalGlobe, Mr. Thurgood served as Director of Product Marketing (January 1995 to July 1996), and Director of International Business Development and Director of International Marketing (September 1996 to June 2000), for Space Imaging. From July 1982 until December 1994, Mr. Thurgood worked for Wild Heerbrugg (now known as Leica Geosystems) in a variety of positions with responsibilities for photogrammetry and Geographic Information Systems (GIS) software development and marketing.

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

         Paul M. Albert, Jr. has served as a director of DigitalGlobe since June 1999. Mr. Albert is a finance and capital markets consultant primarily engaged in educating bankers at global financial institutions, and a private investor. From December 1998 to August 1999 he served as a director of CAI Wireless and from December 1999 to April 2001 he served as director of Teletrac Inc. From 1970 to 1996 he was an investment banker, holding senior officer positions at Morgan Stanley & Co. and Prudential Securities..

         Henry J. Driesse has served as a director of DigitalGlobe since April 2001. Mr. Driesse has served as President of ITT Industries' Defense Division since August 2000. Prior to his current position, Mr. Driesse served in a variety of capacities for ITT Industries since 1981, most recently as President of the Avionics Division.

         Donald E. Foley has served as a director of DigitalGlobe since June 1999. Since June 2001, Mr. Foley has served as the Treasurer and Director of Tax for ITT Industries. From May 1996 to June 2001, Mr. Foley has served as the Vice President and Treasurer of ITT Industries. From July 1989 to May 1996, Mr. Foley served as the Assistant Treasurer of International Paper Company, where he helped manage that company's global expansion. Additionally, Mr. Foley has held executive positions with the Mobil Corporation and the General Electric Company. He also is the Director/Chairman of the New York Corporate Treasury Association.

         Anne Karalekas has served as a director of DigitalGlobe since November 1999. From September 1996 until October 1999, Ms. Karalekas served as General Manager for Microsoft's online guide, MSN Sidewalk Washington. From 1989 until 1996, Ms. Karalekas held several positions at the Washington Post newspaper, including Director of Marketing, Publisher of the Washington Post Magazine, and Director of the Specialty Products Group. Between 1978 and 1985, Ms. Karalekas was a member of McKinsey & Co., a management consulting firm. From 1975 until 1978, she served as Senior Staff member of the Senate Select Committee on Intelligence.

         Takatoshi Kodaira served as a director of DigitalGlobe from June 1995 to April 1999, and since June 1999. Since April 1999, Mr. Kodaira has served as the General Manager, Geospatial Information Division of Hitachi Software Engineering Co., Ltd. From August 1994 to April 1999, Mr. Kodaira served as the Department Manager of the New Business Development Department of Hitachi, where he was responsible for identifying and developing new business opportunities. From August 1992 to August 1994, Mr. Kodaira was a Department Manager of the Defense Systems Department of Hitachi, where he established a military tactical trainer business and commercial satellite-based image exploitation systems for the Japanese government.

         Michael J. Petrick has served as a director of DigitalGlobe since June 1999. Mr. Petrick is a Managing Director of Morgan Stanley and has been with Morgan Stanley since 1989. Mr. Petrick also serves as a director of Marvel Enterprises, Inc., CHI Energy, Inc., TVN Entertainment Corporation, and Premium Standard Farms, Inc.

         Donald W. Vanlandingham has served as a director of DigitalGlobe since October 1996. Mr. Vanlandingham has served as President and Chief Executive Officer of Ball Aerospace since January 1997. Mr. Vanlandingham has been an employee of Ball Aerospace since July 1967.

Board Composition

         The composition of our board of directors is governed by a stockholders' agreement entered into in connection with our recapitalization in April 1999. The stockholders' agreement provides for a board of directors consisting of 11 members. The holder of the Series A preferred stock is entitled to designate two directors, the holders of the Series B preferred stock are entitled to designate four directors, our Chief Executive Officer is entitled to designate two directors, Ball Technologies Holding Corp. is entitled to designate one director, and a majority of the holders of the Series C preferred stock are entitled to designate the remaining two directors. The numbers of directors to be designated by the holders of Series A preferred stock and Series B preferred stock may be adjusted if the holders' percentage ownership changes. Currently, the board consists of nine members, as the Series B stockholders have only designated three members and the Series C stockholders have only designated one member.

         The holder of the Series A preferred stock has designated Mr. Foley and Mr. Driesse as its representatives. The holders of the Series B preferred stock have designated Messrs. Albert and Petrick, and Ms. Karalekas as their representatives, and are entitled to designate one additional director. The holders of the Series C preferred stock have designated Mr. Kodaira as one of their representatives, and have the right to designate one further representative. Our Chief Executive Officer has designated Mr. Satterlee and Dr. Scott to serve on the board of directors. Ball Technologies Holding Corp has designated Donald Vanlandingham to serve on the board of directors.

         During fiscal year 2001, our board of directors held 11 meetings, and its committees held a total of 6 meetings. Each of the directors attended at least 75% of the aggregate of all meetings of the board of directors and the total number of meetings held by all committees of the board of directors of which each respective director was a member during the time he or she was serving as such during fiscal year 2001.

Committees of the board of directors

         The Compensation Committee consists of Messrs. Petrick, Foley, Kodaira and Vanlandingham, and Ms. Karalekas. The Compensation Committee is chaired by Mr. Petrick and is responsible for the review of our company's equity and bonus plans, as well as compensation plans for executive officers with base salaries in excess of $125,000.

         The Audit Committee consists of Messrs. Albert, Petrick, Vanlandingham, and Driesse, and is chaired by Mr. Albert. The Audit Committee makes recommendations to the board of directors regarding the selection of independent accountants, reviews the results and scope of the audit, and reviews the annual financial statements before their submission to the board for approval.

         The Governance Committee consists of Messrs. Albert, Driesse, Kodaira, Ms. Karalekas, and Dr. Scott. The Governance Committee is chaired by Mr. Albert and is responsible for advising the board of directors on our company's compliance with relevant laws and regulations, including without limitation, export controls, the Foreign Corrupt Practices Act, matters relating to the environment, worker's health and safety, and employment law.

         The Finance Committee is chaired by Mr. Foley, and consists of Messrs. Albert, Foley, Petrick, Kodaira and Satterlee. The Finance Committee is responsible for oversight of our company's financial policies.


Section 16(a) Beneficial Ownership Reporting Compliance

         Not applicable.

Item 11. Executive Compensation.

Summary of cash and certain other compensation

         The following table sets forth information concerning the compensation received for services rendered to us during fiscal 1999, 2000, and 2001 by our Chief Executive Officer and our four next most highly compensated executive officers whose total compensation in fiscal 2001 equaled or exceeded $100,000:


                                                                                             Long-term
                                                                                           Compensation
                                                            Annual Compensation            ------------
                                                            -------------------               Securities
Name and Principal Position                        Year     Salary ($)     Bonus ($)    Underlying Options//1/
---------------------------                        ----     ----------     ---------    ----------------------

Herbert F. Satterlee III,
   Chief Executive Officer, President, and
     Director.................................     2001     269,897         9,600                   --
                                                   2000     256,250            --              370,919
                                                   1999     203,333        40,000                   --
Walter S. Scott,
   Chief Technical Officer and Director.......     2001     192,038         6,100                   --
                                                   2000     181,500            --              538,595
                                                   1999     165,000        45,000                   --
Henry E. Dubois,
   Chief Operating Officer, Chief Financial
     Officer, and Executive Vice President /3/     2001     243,192        13,500               20,000
                                                   2000     231,000        37,500              230,000
                                                   1999      75,000        30,000                   --
Jeffrey S. Kerridge,
   Vice President Sales ......................     2001    266,983/2/       7,800                   --
                                                   2000    220,048/2/          --              126,266
                                                   1999    198,690/2/      30,000                   --
Mark A. Hargrove,
   Vice President of Operations and Chief
     Information Officer .....................     2001     175,385         5,000                   --
                                                   2000      94,808        25,000              130,000
                                                   1999          --            --                   --


     /1/ The options granted to each of the named executive officers in 2000 and 2001 are stock options to purchase shares of common stock at the initial exercise price of $0.25 that were issued under our 1999 Stock Option/Stock Issuance Plan. The options granted prior to 2000 are stock options to purchase shares of Series C preferred stock at an initial exercise price of $3.81 that were issued under our 1995 Stock Option/Stock Issuance Plan.
     /2/ The compensation paid to Mr. Kerridge for his services includes sales commissions of $57,205 in 1999, $41,048 in 2000 and $81,559 in 2001.
     /3/ We have agreed to grant Mr. Dubois a severance payment equal to six months of his current salary in the event the Company ceases business activities before September 1, 2002.

Option grants in 2001

         The following table sets forth certain information regarding options that we granted during the year ended December 31, 2001 to the named executive officers:


                                    Option Grants in Last Fiscal Year

                                    Percent of Total                                               Potential Realizable Value At
                       Number of    Options Granted       Exercise                             Assumed Annual Rates of Stock Price
                        Options     to Employees in        Price                                  Appreciation for Option Term
                                                                                                   ----------------------------
           Name         Granted      Fiscal Year (1)     Per Share (2)     Expiration Date         5%              10%
           ----        --------      ---------------     -------------     ---------------         --              ---

Henry E. Dubois         20,000             2.6              0.25          December 21, 2011       $3,144          $7,969


/1/      Based on 775,740 options granted during 2001.
/2/ The exercise price per share of options granted was equal to the fair market value of the Common Stock on the date of grant as determined by the Board of Directors.


2001 option exercises and year end option values

         The following table sets forth information concerning the value realized upon exercise of options during 2001 and the number and value of unexercised options held by each of the named executive officers at December 31, 2001.


                                                                          Number of                  Value of Unexercised In
                                       Shares        Value         Unexercised Options at              the Money Options at
                                    Acquired on                       December 31, 2001                 December 31, 2001
                                                                      -----------------                 -----------------
                                      Exercise     Realized    Exercisable/(1)/    Unexercisable   Exercisable     Unexercisable
                                      --------     --------    ---------------     -------------   -----------     -------------

Herbert F. Satterlee III               22,000         --            433,000            --              --               --
Walter S. Scott                         --            --            543,850            --              --               --
Henry E. Dubois                         --            --            250,000            --              --               --
Jeffrey S. Kerridge                     --            --            138,300            --              --               --
Mark A. Hargrove                        --            --            130,000            --              --               --


/1/ All options are immediately exercisable, subject to repurchase by DigitalGlobe of any unvested shares at the exercise price upon cessation of the optionee's service to DigitalGlobe.


Director Compensation

         The majority of the directors on the board is compensated by their respective employers and is not directly compensated by our company for attendance at board or committee meetings. In 1999, two independent directors, Mr. Paul Albert and Ms. Anne Karalekas, were elected to the board. We have committed to an annual stipend of $24,000, board attendance fees of $3,750 per meeting, for quarterly meetings, and annual committee attendance fees of $7,500 per committee, to be paid to such outside directors for their service on the board. Mr. Albert and Ms. Karalekas, as outside and unaffiliated directors, have each received non-qualified stock options to purchase 33,750 and 31,875 shares of common stock, respectively, at a price of $0.25 per share. Additionally, Mr. Albert and Ms. Karalekas will each receive grants of options to purchase 7,500 shares of common stock at the end of each calendar year in which they serve as directors, prorated for their period of service as a director during the first year in which they served as a director.

Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee of our board of directors for the 2001 fiscal year were those named above in response to Item 10. No member of this Committee was at any time during the 2001 fiscal year or at any other time an officer or employee of DigitalGlobe.

         No executive officer or director of DigitalGlobe has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the board of directors or compensation committee of DigitalGlobe. Except for Ms. Karelekas, each member of the Compensation Committee is employed by an entity that is either a stockholder of or maintains a business relationship with DigitalGlobe. See "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to beneficial ownership of our voting capital stock as of February 28, 2002 for:

     . each person (or group of affiliated persons) known to us to own beneficially more than 5% of the outstanding shares of common stock or of any series of preferred stock;

     .   each of our directors;

     .   each of our named executive officers; and

     .   all of our directors and executive officers as a group.

     Unless otherwise indicated, the address of all persons and entities named below is c/o DigitalGlobe 1900 Pike Road, Longmont, Colorado 80501.


                                           Number of Shares Beneficially Owned
                                           -----------------------------------
                                       as of February 28, 2002 and Percent of Class/1/
                                       -----------------------------------------------
                             Series A                 Series B                Series C
Directors, Named Executive  Convertible   Percent    Convertible   Percent   Convertible    Percent             % of
       Officers and          Preferred      of        Preferred      of       Preferred       of       Common  Common  % of total
     5% Stockholders           Stock     Series (%)     Stock     Series (%)    Stock      Series (%)   Stock   Stock  voting power
     ---------------           -----     ----------     -----     ----------    -----      ----------   -----   -----  ------------

ITT Industries, Inc. /2/..    8,629,893      100.0         --          --       2,534,339      6.4        --       --       20.7
Morgan Stanley & Co.
Incorporated /3/ .........        --          --        5,177,898     60.0      5,343,619     13.4         1        *       28.0
Affiliated Entities of Capital
  Research and Management         --          --        3,451,932     40.0          --          *         --       --       15.0
  Company /4/
Ball Technologies & Holdings      --          --           --          --       5,771,928     14.5        --       --        5.8
  Corp. /5/
Hitachi, Ltd. /6/.........        --          --           --          --       4,695,210     11.8        --       --        4.8
Walter S. Scott /7/.......        --          --           --          --         678,451      1.7      538,595   13.4       1.2
Herbert F. Satterlee III /8/      --          --           --          --                       *       370,919    9.3        *
Henry E. Dubois /9/.......        --          --           --          --           --          --      230,000    6.2        *
Jeffrey S. Kerridge /10/..        --          --           --          --          12,034       *       126,266    3.2        *
Mark Hargrove /11/........        --          --           --          --           --          --      130,000    3.2        *
Paul M. Albert, Jr. /12/..        --          --           --          --           --          --       33,750     *         *
Henry J. Driesse  /13/ ...        --          --           --          --           --          --        --       --        --
Donald E. Foley /14/......        --          --           --          --           --          --        --       --        --
Anne Karalekas /15/ ......        --          --           --          --           --          --       31,875     *         *
Takatoshi Kodaira /16/....        --          --           --          --       4,695,210     11.8        --       --        4.8
Michael J. Petrick /17/...        --          --        5,177,898     60.0      5,343,619     13.4         1        *       28.0
Donald W. Vanlandingham /18/      --          --           --          --       5,771,928     14.5        --       --        5.8
All non-named executive
officers..................        --          --           --          --         13,035       *        408,500   11.5        *
All executive officers
and directors as a group
(17 persons)..............        --          --           --          --      16,598,358     41.8    1,940,325   48.4      18.8


         * Less than 1%.
         ----------------------
         /1/ Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and preferred stock subject to warrants and options currently exercisable or exercisable within 60 days of February 28, 2002, are deemed outstanding for computing the percentage of the person or entity holding such securities, but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock and preferred stock shown as beneficially owned by them.
         /2/ The address of ITT Industries, Inc. is 4 West Red Oak Lane, White
             Plains, New York 10604.

         /3/ The address of Morgan Stanley & Co. Incorporated is 1585 Broadway,
             New York, New York 10036. Morgan Stanley also holds one share of common stock.
         /4/ The shares of Series B preferred stock reflected as being held by Capital Research Management Company, a registered investment advisor, are held by the following entities to whom Capital Research Management Company provides investment services:
             Bridgecabin & Co., 86,299 shares; Cudd & Co., 1,984,860 shares; Movepass & Co., 345,193 shares; and Waterfish & Co., 1,035,580 shares. The address of Capital Research and Management Company and its affiliated entities is 11100 Santa Monica Boulevard, Los Angeles, California 90025.
         /5/ The address of Ball Technologies Holdings Corp. is 10 Longs Peak
             Drive, Broomfield, Colorado 80021.
         /6/ The address of Hitachi, Ltd., is 6 Kanda-Surugadai, 4-Chome,
             Chiyoda-Ku Tokyo, 101 Japan.
         /7/ Includes 5,255 shares of Series C convertible preferred stock and 538,595 shares of common stock issuable on exercise of outstanding options. Includes as beneficial ownership the shares held by The Leona A. Rose Trust, Kenneth E. Scott & Shelly A. Scott, and Jean Scott Crowell & Luther Crowell. Mr. Scott disclaims beneficial ownership of shares held by the trust.
         /8/ Consists of 84,081 shares of Series C convertible preferred stock and 348,919 shares of common stock issuable upon exercise of outstanding options.
         /9/ Consists of 250,000 shares of common stock issuable on exercise of outstanding options.
         /10/Includes 12,034 shares of Series C convertible preferred stock and 126,266 shares of common stock issuable upon exercise of outstanding options.
         /11/Includes 130,000 shares of common stock issuable on exercise of outstanding options.
         /12/The address of Mr. Albert is 135 Main Street, South Salem, New York
             10590.
         /13/The address of Mr. Driesse is c/o ITT Industries, Inc., 4 West Red
             Oak Lane, White Plains, New York 10604. Mr. Driesse is a Vice President of ITT Industries and President and General Manager of ITT Industries' Defense Division and may be viewed as the beneficial owner of the shares of stock held by ITT Industries. Mr. Driesse disclaims beneficial ownership of shares held by ITT Industries.
         /14/The address of Mr. Foley is c/o ITT Industries, Inc., 4 West Red
             Oak Lane, White Plains, New York 10604. Mr. Foley is Treasurer and Director of Tax of ITT Industries and may be viewed as the beneficial owner of the shares of stock held by ITT Industries. Mr. Foley disclaims beneficial ownership of shares held by ITT Industries.
         /15/Consists of 31,875 shares of common stock issuable upon exercise of outstanding options. The address of Ms. Karalekas is 2126 Connecticut Avenue, N.W., Suite 25, Washington, DC 20008.
         /16/The address of Mr. Kodaira is Hitachi Software Engineering Co.,
             Ltd. 6-81 Onoe-cho, Naka-ku, Yokohama, Japan 231-8475. Mr. Kodaira has served as the General Manager, Geospatial Information Division of Hitachi Software Engineering Co., Ltd., and may be viewed as the beneficial owner of the shares of stock held by Hitachi Software Engineering Co., Ltd. Mr. Kodaira disclaims beneficial ownership of shares held by Hitachi Software Engineering Co., Ltd.
         /17/Consists of shares held by Morgan Stanley & Co. The address of Mr.
             Petrick is c/o Morgan Stanley & Co. Incorporated, 1585 Broadway, New York, New York 10036.
         /18/The address of Mr. Vanlandingham is c/o Ball Technologies Holdings
             Corp., 10 Longs Peak Drive, Broomfield, Colorado 80021. Mr. Vanlandingham is the President and Chief Executive Officer of Ball Aerospace, an affiliate of Ball Technologies, and may be viewed as the beneficial owner of the shares stock held by Ball Technologies Holdings Corp. Mr. Vanlandingham disclaims beneficial ownership of shares held by Ball Technologies.

Item 13. Certain Relationships and Related Transactions.

         Transactions with Ball Corporation

         In March 1996, we entered into a contract with Ball Aerospace, an affiliate of Ball Technologies Holdings Corp., which holds in excess of 5% of our outstanding capital stock, for engineering services in connection with our first QuickBird satellite. This agreement currently remains in effect. We made payments to Ball Aerospace for engineering services of approximately $770,034 in 2001.

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

         In June 1998, we entered into a new agreement with Ball Aerospace. This agreement restarted work on our first QuickBird satellite, with a total fixed cost of $34.1 million. In April

1999, we exercised our option to purchase a second QuickBird satellite. The total cost of our second QuickBird satellite was $36.5 million. We made payments to Ball Aerospace under these Ball Aerospace agreements of approximately $3.3 million in 2001.

         In April 1999, Ball Technologies exercised its option in connection with the recapitalization to purchase 714,286 shares of our Series C preferred stock for an aggregate purchase price of $2.5 million. The purchase was consummated in July 1999.

         In April 2001, we entered into a new $9.0 million financing agreement with Ball Aerospace, which we used to fund the completion of our second QuickBird satellite. This financing facility accrues interest at an annual rate of 11%, which becomes payable seven months following the launch of our QuickBird satellite. Beginning in June 2002 and ending in April 2003, principal, in equal monthly amounts, and interest are payable in cash each month. Our obligations under the financing facility, together with the notes, are secured by the insurance policy for our QuickBird satellite launch and operations. In conjunction with this arrangement, we issued 903,608 shares of Series C preferred stock in June 2001 to Ball Technologies.

         Mr. Vanlandingham, a director of DigitalGlobe, is the President and Chief Executive Officer of Ball Aerospace.


Transactions with Hitachi Software

         Hitachi, Ltd., which holds approximately 4.8% of our outstanding capital stock, currently is a master international distributor of our products, and the exclusive distributor in most of Asia. Additionally, we have entered into an agreement with Hitachi Software Engineering Company, Ltd. an affiliate of Hitachi, Ltd., for the development and delivery of a product processor and to cross-license certain intellectual property rights related to our ground system and the proprietary software of Hitachi Software. The license grants Hitachi Software the right to offer customers ground systems that permit them to receive data directly from our QuickBird satellite.

         Hitachi Software was a party to our recapitalization transactions in April 2001, as the holder of $13 million in principal amount at maturity of notes. In connection with these transactions, we issued 1,967,381 shares of Series C preferred stock in June 2001 to Hitachi Software.

         Mr. Kodaira, a director of DigitalGlobe, is the General Manager of the Geospatial Information Division of Hitachi Software.


Transactions with ITT Industries

         In December 1998 and January 1999, we entered into agreements with ITT Industries, Inc., which holds in excess of 10% of our outstanding capital stock, for system engineering and development of a scheduling and tasking model of our QuickBird satellites and the development of a satellite simulator. We made payments to ITT Industries under these agreements of approximately $171,175 in 2001.

         In February 1999, we entered into a strategic supplier agreement with ITT Industries. In exchange for our commitment to use ITT Industries as the provider and integrator of sensors for ten years, ITT Industries will provide such sensors and associated services on a best value basis. Additionally, we have qualified ITT Systems as a preferred DigitalGlobe supplier for certain goods and services during the term of the strategic supplier agreement.

         In June 1999, we entered into an agreement with the Aerospace/Communications division of ITT Industries to assist us in evaluating our options for our next generation satellite system. At December 31, 2001, we owed ITT Industries $712,560 for their services.

         ITT Industries was an assignee of certain rights of Morgan Stanley in our recapitalization transactions in April 2001. In connection with these transactions, we issued 2,421,392 shares of Series C preferred stock in June 2001 to ITT Industries.

         Mr. Driesse, a director of DigitalGlobe, is a Vice President of ITT Industries and the President of ITT Industries' Defense Division. Mr. Foley, a director of DigitalGlobe, is the Treasurer of ITT Industries.

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

         On February 28, 2002, Morgan Stanley held 5,177,898 shares of Series B preferred stock, had beneficial ownership of 5,343,619 shares of Series C preferred stock, and one share of common stock. In addition, Morgan Stanley acts as exclusive financial advisor to DigitalGlobe under a five-year agreement. In connection with its advisory role in the 1999 recapitalization, Morgan Stanley received $750,000 in April 1999, and in connection with its advisory role in the 2001 recapitalization it received $1.0 million in April 2001.

         Morgan Stanley was also a party to our recapitalization transactions in April 2001, as the holder of approximately $44.7 million in principal amount at maturity of our notes. In connection with these transactions, we issued to Morgan Stanley 3,806,126 shares of Series C preferred stock. We issued an additional 2,951,072 shares of Series C preferred stock to certain assignees of Morgan Stanley, including ITT Industries. We also granted certain additional registration rights to Morgan Stanley's transferees for the notes that Morgan Stanley held at the time of the recapitalization, and agreed to maintain current a market-making prospectus for Morgan Stanley with respect to the notes.

         Mr. Petrick, a director of DigitalGlobe, is a Managing Director of Morgan Stanley.


Transactions with United Start Corporation

         In 1998, we entered into an agreement with United Start Corporation under which United Start provided launch and associated services for our first QuickBird satellite launch and granted us an option to obtain launch services for another satellite. We never exercised our option for additional launch services. We made our final payments to United Start under this agreement of approximately $2,283,375 in 2001. Mr. Lushtak, a former director of DigitalGlobe, was Co-Chairman and Chief Executive Officer of United Start.


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

         The financial statements listed in the Index to Financial Statements that appears in Item 8 on Page 32 of this Report on Form 10-K are filed as part of this report.

         2.   Financial Statement Schedules.

         Schedules are not listed above because the information to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

         3.   Exhibits.     See the Index to Exhibits which appears at the end
of this document and which is incorporated by reference herein.

(b) Reports on Form 8-K.

         A report on Form 8-K was filed on December 26, 2001 to report that we solicited our stockholders' consent to an amendment to our Certificate of Incorporation. The amendment, which was approved by our stockholders, extends by one year the period of time during which we may pay dividends to holders of the Series A, B or C preferred stock, as the case may be, in cash or in additional shares of Series A, B or C preferred stock, as the case may be. The amendment also extends by one year the date by which we must begin to pay dividends to the holders of the Series A, B or C preferred stock in cash. The report also reported our press release announcing the release of our first commercial imagery from our QuickBird satellite, which was successfully launched on October 18, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EARTHWATCH INCORPORATED d/b/a
                                           DIGITALGLOBE
                                          (Registrant)

                                           By: /s/ Herbert F. Satterlee III
                                           ----------------------------------
                                           Herbert F. Satterlee III
                                           President and Chief Executive Officer
                                           March 29, 2002


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


            Signature                                 Title                                    Date
            ---------                                 -----                                    ----
/s/  Herbert F. Satterlee III               President and Chief Executive Officer        March 29, 2002
-----------------------------
Herbert F. Satterlee III                    Director, Chairman
                                            (Principal Executive Officer)
                                            -----------------------------


/s/ Henry E. Dubois                         Chief Operating Officer,                     March 29, 2002
--------------------
Henry E. Dubois                             Chief Financial Officer,
                                            Executive Vice President
                                            (Principal Financial and
                                            Accounting Officer)


/s/ Walter S. Scott                         Chief Technical Officer,                     March 29, 2002
-------------------
Walter S. Scott                             Director


/s/ Paul M. Albert Jr.                      Director                                     March 29, 2002
----------------------
Paul M. Albert, Jr.

/s/  Donald E. Foley                        Director                                     March 29, 2002
--------------------
Donald E. Foley


/s/ Henry J. Driesse                        Director                                     March 29, 2002
---------------------
Henry J. Driesse


/s/ Anne Karalekas                          Director                                     March 29, 2002
------------------
Anne Karalekas


/s/ Takatoshi Kodaira                       Director                                     March 29, 2002
---------------------
Takatoshi Kodaira


 /s/ Michael J. Petrick                     Director                                     March 29, 2002
-----------------------
Michael J. Petrick


/s/  Donald W. Vanlandingham                Director                                     March 29, 2002
----------------------------
Donald W. Vanlandingham


                   EARTHWATCH INCORPORATED d/b/a DIGITALGLOBE
                           Annual Report on Form 10-K
                      For the year ended December 31, 2001
                               Index to Exhibits

    Exhibit
   Number         Description of Exhibits

Exhibit Number             Description
-----------           ---------

2.1*                       Recapitalization Agreement dated as of April 8, 1999
                           by and among EarthWatch, Morgan Stanley & Co.
                           Incorporated, Capital Research and Management
                           Company, for the benefit of American High-Income
                           Trust, American Variable Insurance Series Asset
                           Allocation Fund, American Variable Insurance Series
                           Bond Fund, American Variable Insurance Series
                           High-Yield Bond Fund and Bond Fund of America, Inc.,
                           Ball Technologies Holdings Corp. and ITT Industries,
                           Inc.
2.2**                      Recapitalization Agreement and Consent dated as of
                           April 2, 2001 by and among EarthWatch Incorporated,
                           Morgan Stanley & Co. Incorporated, Post Balanced
                           Fund, Post High Yield LP, Post Total Return Fund,
                           Opportunity Fund, Dickstein & Co., L.P., Dickstein
                           International Limited, Hitachi Software Engineering
                           Co., Ltd., Sun America High Income Fund and Sun
                           America Series Trust High Yield Portfolio.
3.1*                       Amended and Restated Certificate of Incorporation, as
                           amended, of EarthWatch, as currently in effect.
3.2*                       Bylaws, as currently in effect.
3.3****                    Certificate of Amendment to Amended and Restated
                           Certificate of Incorporation.
3.4*****                   Certificate of Amendment to Amended and Restated
                           Certificate of Incorporation
4.1*                       Stockholders' Agreement dated as of April 8, 1999
                           among EarthWatch, Morgan Stanley & Co. Incorporated,
                           Capital Research and Management Company, for the
                           benefit of American High Income Trust, American
                           Variable Insurance Series Asset Yield Bond Fund and
                           Bond and Bond Fund of America, Inc., ITT Industries,
                           Inc. and the other persons listed on the signature
                           pages thereto.
4.3*                       Indenture dated as of July 12, 1999, by and between
                           EarthWatch and The Bank of New York, including form
                           of 13% Senior Discount Note Due 2007.
4.6*                       Series C Preferred Registration Rights Agreement
                           dated as of July 7, 1999 between EarthWatch and
                           Morgan Stanley & Co. Incorporated.
4.7*                       Notes registration rights agreement dated as of July
                           12, 1999 between EarthWatch and Morgan Stanley & Co.
                           Incorporated.
4.8*                       Specimen 13% Senior Discount Note Due 2007.

4.10**                     Notes Registration Rights Agreement dated as of April
                           3, 2001 by and among EarthWatch, The Bank of New York
                           and Morgan Stanley & Co. Incorporated.
4.11**                     Series C Preferred Registration Rights Agreement
                           dated as of April 3, 2001 by and among EarthWatch,
                           Morgan Stanley & Co.  Incorporated, Post Balanced
                           Fund, Post High Yield LP, Post Total Return Fund,
                           Opportunity Fund, Dickstein & Co., L.P., Dickstein
                           International Limited, Sun America High Income Fund,
                           Sun America Series Trust High Yield Portfolio,
                           Hitachi Software Engineering Co., Ltd. and Ball
                           Technologies Holdings Corp.
4.12**                     Pledge Agreement dated as of April 3, 2001 by and
                           among EarthWatch, The Bank of New York, as trustee,
                           and The Bank of New York, as securities intermediary.
4.13**                     First Supplemental Indenture dated April 16, 2001, by
                           and between EarthWatch and The Bank of New York, as
                           trustee.
4.14****                   Senior Collateral Pledge and Security Agreement,
                           dated as of June 15, 2001, between EarthWatch
                           Incorporated and The Bank of New York, as collateral
                           agent.
4.15****                   Junior Collateral Pledge and Security Agreement,
                           dated as of June 15, 2001, between EarthWatch
                           Incorporated and The Bank of New York, as collateral
                           agent.
10.1*                      EarthWatch Incorporated 1995 Stock Option Stock
                           Issuance Plan.
10.2*                      EarthWatch Incorporated 1999 Equity Incentive Plan.
10.3*                      Ball-EarthWatch Agreement dated as of April 8, 1999
                           by and between EarthWatch and Ball Technologies
                           Holdings Corp.
10.4*                      Contract for QuickBird Spacecraft dated as of June 9,
                           1998, as amended, by and between EarthWatch and Ball
                           Aerospace & Technologies Corp.
10.5*                      Engineering Services Agreement dated as of March 6,
                           1996, as amended, by and between EarthWatch and Ball
                           Aerospace & Technologies Corp.
10.6*                      Strategic Supplier Agreement dated as of February 26,
                           1999, by and between EarthWatch and ITT Industries, Inc.
10.7*                      Agreement for the EarthWatch QuickBird Sensor
                           Subsystem dated as of October 15, 1996, as amended, by and between EarthWatch and Eastman Kodak Company.
10.8*                      EarthWatch-Hitachi Imaging Distribution Agreement
                           dated as of June 4, 1995, as amended, by and between EarthWatch and Hitachi, Ltd.
10.9*                      Distributor Agreement dated as of August 1, 1997, by
                           and between Nuovo Telespazio, S.p.A.
10.10*                     Launch Services Agreement dated as of April 1, 1999,
                           by and between EarthWatch and United Start
                           Corporation.
10.11*                     Lease Agreement between EarthWatch and Pratt Land
                           Limited Liability Company.
10.12***                   Delta II Launch Services Agreement between Earthwatch
                           and Delta Launch Services, Inc. (Confidential treatment has been provided for portions of this document until March 31, 2005)

10.13*** Credit Agreement, dated as of April 20, 2001, by and between EarthWatch and Ball Aerospace & Technologies Corp.
10.14* Amendment Seven to Contract 9602-0117 (Engineering Services Agreement), dated January 4, 2001, by and between EarthWatch and Ball Aerospace & Technologies Corp.
12.1 Statements Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1                       Subsidiaries of the Registrant.

* Incorporated by reference to the exhibits with the corresponding exhibit numbers in EarthWatch's registration statement on Forms S-4 (File No.
333-39202) and S-1/A (File No. 333-65014).
** Incorporated by reference to the exhibits with the corresponding exhibit numbers in EarthWatch's Form 8-K filed with the SEC on April 25, 2001. ***Incorporated by reference to the exhibits with the corresponding exhibit numbers in EarthWatch's Form 10-Q for the quarterly period ended March 31, 2001.
 **** Incorporated by reference to the exhibits with the corresponding exhibit numbers in EarthWatch's Form 8-K filed with the SEC on June 20, 2001. *****Incorporated by reference to the exhibits with the corresponding exhibit numbers in EarthWatch's Form 8-K filed with the SEC on December 26, 2001.

(b) Financial Statement Schedules

         Schedules are not listed above because the information to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.